Form 10-Q
period 1995-01-31
V BAND CORPORATION
filed 1995-03-17
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934



                For the quarterly period ended January 31, 1995
                                               ----------------


- -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from --------------------- to ------------------------



                         Commission file number 0-13284
                                                -------


                               V BAND CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

           New York                                        13-2990015
      -------------------                                  ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


                   565 Taxter Road, Elmsford, New York 10523
                   -----------------------------------------
              (Address and zip code of principal executive office)


                                 (914) 789-5000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

The number of shares of Common Stock outstanding, as of February 28, 1995, was 5,316,448 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED JANUARY 31, 1995

                               TABLE OF CONTENTS


PART I. Financial Information

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets -- January 31, 1995 and October 31, 1994

        Consolidated statements of operations -- For the three months ended
           January 31, 1995 and 1994

        Consolidated statements of cash flows -- For the three months ended
           January 31, 1995 and 1994

        Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

                      V BAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JANUARY 31 1995 AND OCTOBER 31 1994
                                   (in 000's)

                                                             January 31,    October 31,
                                                                 1995          1994
                                                              --------       --------
ASSETS
Current Assets
Cash and cash equivalents .................................   $    845       $  3,122
Marketable securities, at cost (approximates market) ......      4,620          4,603
Accounts receivable, less allowance for doubtful
  accounts of $206,000 in 1995 and $263,000 in 1994 .......      6,311          7,669
Inventories, net ..........................................     12,700         11,773
Deferred tax asset ........................................      1,251          1,251
Prepaid expenses and other current assets .................        512            505
                                                              --------       --------
            Total current assets ..........................     26,239         28,923
                                                              --------       --------
Fixed Assets
Furniture, fixtures, equipment and leasehold improvements .      9,774         10,019
Less: Accumulated depreciation and amortization ...........     (8,445)        (8,536)
                                                              --------       --------
             Total fixed assets ...........................      1,329          1,483
                                                              --------       --------

Other Assets ..............................................      5,315          5,621
                                                              --------       --------

            TOTAL ASSETS ..................................   $ 32,883       $ 36,027
                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable ..........................................   $  2,932       $  3,710
Accrued wages .............................................        655            872
Customer  deposits ........................................      2,794          2,842
Other accrued expenses ....................................      2,827          2,564
                                                              --------       --------
            Total current liabilities .....................      9,208          9,988
                                                              --------       --------

Commitments and Contingencies (see notes)

Shareholders' Equity
Common stock, $.01 par value; authorized 20,000,000 shares;
  issued 7,035,770 in 1995 and 1994 .......................         70             70
Capital in excess of par value ............................     19,756         19,756
Retained earnings .........................................     15,458         17,809
Cumulative translation adjustment .........................        159            172
                                                              --------       --------
                                                                35,443         37,807
Less - Treasury stock, at cost; 1,719,322 shares ..........    (11,768)       (11,768)
                                                              --------       --------
            Total shareholders' equity ....................     23,675         26,039
                                                              --------       --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............   $ 32,883       $ 36,027
                                                              ========       ========

                See notes to consolidated financial statements.

                      V BAND CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND 1994
                       (in 000's, except per share data)

                                                                    1995       1994
                                                                  -------    -------
Sales
   Equipment ..................................................   $ 4,150    $ 5,675
   Service ....................................................     2,149        561
                                                                  -------    -------
       Total sales ............................................     6,299      6,236
                                                                  -------    -------
Cost of Sales
  Equipment ...................................................     3,107      2,891
  Service .....................................................     1,273        341
                                                                  -------    -------
       Total cost of sales ....................................     4,380      3,232
                                                                  -------    -------

       Gross profit ...........................................     1,919      3,004
                                                                  -------    -------
Operating Expenses
  Selling, general and administrative .........................     3,427      2,211
  Research and development ....................................       956        752
                                                                  -------    -------
      Total operating expenses ................................     4,383      2,963
                                                                  -------    -------

      Operating income (loss) .................................    (2,464)        41

Net investment income .........................................        74        114
Other Income (Expense) ........................................        39          0
                                                                  -------    -------
       Net income(loss) .......................................   $(2,351)   $   155
                                                                  =======    =======
Per share data
  Net income (loss) ...........................................   $  (.44)   $   .03
                                                                  =======    =======
Weighted average number of shares of common
 stock and common stock equivalents ...........................     5,322      5,287
                                                                  =======    =======
                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OP CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31. 1995 AND 1994
                                   (in 000's)

                                                                         1995       1994
                                                                       -------    -------
Cash Flows from Operating Activities
  Net income (loss) ................................................   $(2,351)   $   155
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Depreciation ...................................................       207        206
    Amortization of other assets ...................................       233        182
    Provision for doubtful accounts ................................        34         23
    Provision for inventories ......................................       185        234
    Gain on disposal of fixed assets ...............................        (5)         0
    Changes in assets and liabilities(net of business acquisitions):
       Decrease in accounts receivable .............................     1,324         89
       (Increase)in inventories ....................................    (1,112)    (1,474)
       (Increase) in prepaid expenses and other current assets .....        (7)       (79)
       Decrease(increase) in other assets ..........................        73        (22)
       (Decrease) in accounts payable and accrued expenses .........      (780)      (607)
       Foreign currency translation adjustment .....................       (13)         0
                                                                       -------    -------
          Net cash used in operating activities ....................    (2,212)    (1,293)
                                                                       -------    -------
Cash Flows from Investing Activities
  Purchases of marketable securities ...............................      (365)    (2,897)
  Sales of marketable securities, net ..............................       348      2,996
  Capital expenditures .............................................       (48)       (68)
  Payments for business acquisitions ...............................         0       (440)
                                                                       -------    -------
          Net cash used in investing activities ....................       (65)      (409)
                                                                       -------    -------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock ...........................         0         27
                                                                       -------    -------
          Net cash provided by financing activities ................         0         27
                                                                       -------    -------
          Net decrease in cash and cash equivalents ................    (2,277)    (1,675)
                                                                       -------    -------

Cash and Cash Equivalents, at beginning of period ..................     3,122      3,003
                                                                       -------    -------
Cash and Cash Equivalents, at end of period ........................   $   845    $ 1,328
                                                                       =======    =======
Supplementary Disclosures
  Income taxes paid ................................................   $    78       --
  Interest paid ....................................................      --         --

                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1994 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1995 and all periods presented have been made.


Note B -- Inventories

Inventories are summarized as follows:

                                                January 31,         October 31,
                                                   1995                 1994
                                               ------------        ------------
Finished goods .........................       $  6,541,000        $  5,920,000
Parts and components ...................          8,990,000           8,607,000
                                               ------------        ------------
                                                 15,531,000          14,527,000
Less:  Inventory reserves ..............         (2,831,000)         (2,754,000)
                                               ------------        ------------
                                               $ 12,700,000        $ 11,773,000
                                               ============        ============

Note C  -- Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" during the first quarter of 1994. The deferred tax asset valued at $1,242,000, net of a valuation allowance of $150,000 was recorded in the Company's fourth quarter of 1994. As of October 31, 1994, the Company had available net operating loss carryfowards for tax return purposes of $397,000 which expire in 2007. There was no benefit for income taxes recorded in the three months ended January 31, 1995 as the loss incurred cannot be carried back to prior years. Management has not recorded an incremental tax asset related to the loss incurred in the first quarter of 1995.


Note D  -- Lease Commitments

On March 1, 1995, the Company entered into an agreement to lease a facility, in Elmsford, New York, with approximately 15,000 square feet of space to be used for the Company's production and assembly operations. Accordingly, the Company excercised its right to terminate, with 120 days' notice, its current lease for 67,000 square feet in Yonkers, New York. The Company recorded a $400,000 non-recurring restructuring charge related to expenses to be incurred and assets to be disposed of during the transition of the manufacturing facility to the new location.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Sales for the first quarter of fiscal 1995 ended January 31, 1995, of $6,299,000 were slightly higher than the $6,236,000 reported in the first quarter of 1994. Equipment sales of $4,150,000, in the first quarter of 1995, represents a decline of $1,525,000, or 27%, from the equipment sales of $5,675,000 in first quarter of 1994. This decrease was due in part to a generally weaker demand in certain segments of the financial services market. Sales from the Company's service business increased to $2,149,000, or 283%, for the first quarter of 1995 as compared to $561,000 for the first quarter of 1994. This increase was attributable to the Company's sales and service operations acquired during the latter part of fiscal 1994.

Gross profit margin for the first quarter of 1995 was 30% as compared to 48% for the first quarter of 1994. The gross profit margin for the equipment sales declined to 25% in the first quarter of 1995 as compared to 49% for the same period in 1994. The decline in equipment gross profit margin was due primarily to lower volume of equipment sales, lower pricing for the Company's products and a lower portion of sales of the Company's Viax Analog product, for which gross margins are typically higher. The gross profit margin for service sales was 41% for the first quarter of 1995 as compared to 39% for the same period in 1994. This increase was primarily attributable to gross profits derived from cancellation charges related to a contract in the Company's United Kingdom operation.

Operating expenses for the first quarter of 1995 were $4,383,000, or $1,420,000 higher than the $2,963,000 reported for the first quarter of 1994. This increase in operating costs was attributable primarily to expenses associated with the Company's newly-acquired service businesses and higher research and development expenses related to new products. Additionally, on March 1, 1995, the Company entered into an agreement to lease a facility, in Elmsford, New York, with approximately 15,000 square feet of space to be used for the Company's production and assembly operations. Accordingly, the Company excercised its right to terminate, with 120 days' notice, its current lease for 67,000 square feet in Yonkers, New York. The Company recorded a $400,000 non-recurring restructuring charge related to expenses to be incurred and assets to be disposed of during the transition of the manufacturing facility to the new location. Management believes the reorganized production plans, which will rely to a greater extent on out-sourced contract manufacturing of its product sub-assemblies, will enable the Company to improve its plant utilization.

Net investment income declined to $74,000 for the first quarter of 1995 as compared to $114,000 for the first quarter of 1994. This decrease was attributable primarily to a decrease in marketable securities, of which $4.4 million was used for the Company's 1994 business acquisitions.

The net loss reported in the first quarter ended January 31, 1995 was $2,351,000 or a loss of $.44 per share as compared to a net income of $155,000 or $.03 per share for the first quarter of 1994. The average shares outstanding for the quarter ended January 31, 1995 increased to 5,322,000 versus 5,287,000 for the same period in 1994.

Financial Condition

The Company's aggregate of cash, cash equivalents and marketable securities was $5,465,000 at January 31, 1995, a decrease of $2,260,000 from the October 31, 1994 balances of $7,725,000. The net decrease reflects the use of approximately $1,700,000 of cash to fund the quarter's net loss. The remaining reduction in cash was attributable primarily to increases in inventory, to support orders to be shipped in the next quarter and a decrease in current liabilities related costs incurred in fulfilling existing larger sales orders, for which the Company had received deposits in the fourth quarter of 1994. Offsetting these reductions to cash was a decrease in accounts receivables which was attributable to lower quarterly sales for the first quarter of 1995 as compared to the fourth quarter of 1994.

The Company's cash management practice has been to invest mainly in medium to high-grade municipal securities and United States Treasury and United States Government Agency securities, with maturities ranging from 90 days to three years.

                               V BAND CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              V BAND CORPORATION
                                                              ------------------
                                                                 (Registrant)
Date:  March  10, 1995

                                                       /s/ Thomas E. Feil
                                              ----------------------------------
                                              Thomas E. Feil
                                              Chairman & Chief Executive Officer
                                              (Duly Authorized Officer)



Date:  March  10, 1995
                                                      /s/ George J. Rogers
                                              ----------------------------------
                                              George J. Rogers
                                              Chief Financial Officer
                                              (Principal Accounting Officer)