Form 10-Q
period 1995-04-30
V BAND CORPORATION
filed 1995-06-13
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934

            For the quarterly period ended              April 30, 1995
                                                        --------------

- -----    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934


            For the transition period from              to


                         Commission file number 0-13284

                               V BAND CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                           13-2990015
- -------------------------------                           -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)


                   565 Taxter Road, Elmsford, New York 10523
              ----------------------------------------------------
              (Address and zip code of principal executive office)


                                 (914) 789-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No [  ]


The number of shares of Common Stock outstanding, as of May 31, 1995, was 5,316,448 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
               FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1995

                               TABLE OF CONTENTS

                         PART I. Financial Information

Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets at April 30, 1995 and October 31, 1994

        Consolidated Statements of Operations for the three and six months ended
            April 30, 1995 and 1994

        Consolidated Statements of Cash Flows for the six months ended April 30, 1995 and 1994

        Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations


SIGNATURES

                      V BAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 30, 1995 AND OCTOBER 31, 1994
                         (in 000's, except share data)

                                                                April 30,      October 31,
                                                                  1995           1994
                                                                ---------      -----------
                                                               (unaudited)
     ASSETS
Current Assets:
Cash and cash equivalents .................................      $    710       $  3,122
Marketable securities, at cost (approximates market) ......         3,706          4,603
Accounts receivable, less allowance for doubtful
  accounts of $302 in 1995 and $263 in 1994 ...............         4,930          7,669
Inventories, net ..........................................        13,008         11,773
Deferred tax asset ........................................         1,251          1,251
Prepaid expenses and other current assets .................           583            505
                                                                 --------       --------
          Total current assets ............................        24,188         28,923
                                                                 --------       --------
Fixed Assets:
Furniture, fisxtures, equipment and leashold improvements .         9,739         10,019
Less: Accumulated depreciation and amortization ...........        (8,557)        (8,536)
                                                                 --------       --------
          Total fixed assets ..............................         1,182          1,483
                                                                 --------       --------
Other Assets ..............................................         5,155          5,621
                                                                 --------       --------
     TOTAL ASSETS .........................................      $ 30,525       $ 36,027
                                                                 ========       ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ..........................................      $  1,915       $  3,710
Accrued wages .............................................           832            872
Customer deposits .........................................         2,900          2,842
Other accrued expenses ....................................         2,480          2,564
                                                                 --------       --------
          Total current liabilities .......................         8,127          9,988
                                                                 --------       --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
  issued 7,035,770 ........................................            70             70
Capital in excess of par value ............................        19,756         19,756
Retained earnings .........................................        14,187         17,809
Cumulative transition adjustment ..........................           153            172
                                                                 --------       --------
                                                                   34,166         37,807
Less - Treasury stock, at cost; 1,719,322 shares ..........       (11,768)       (11,768)
                                                                 --------       --------
          Total shareholders' equity ......................        22,398         26,039
                                                                 --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........      $ 30,525       $ 36,027
                                                                 ========       ========

                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1995 AND 1994
                       (in 000's, except per share data)

                                              Three Months Ended       Six Months Ended
                                                   April 30,                April 30,
                                              ------------------      -------------------
                                               1995        1994        1995        1994
                                              ------      ------      -------     -------
Sales
     Equipment .........................      $4,993      $6,559      $ 9,144     $12,234
     Service ...........................       2,300         946        4,449       1,507
                                              ------      ------      -------     -------
          Total sales ..................       7,293       7,505       13,593      13,741
                                              ------      ------      -------     -------
Cost of Sales
     Equipment .........................       3,508       3,389        6,615       6,280
     Service ...........................       1,167         636        2,441         977
                                              ------      ------      -------     -------
          Total cost of sales ..........       4,675       4,025        9,056       7,257
                                              ------      ------      -------     -------

          Gross profit .................       2,618       3,480        4,537       6,484
                                              ------      ------      -------     -------
Operating Expenses
     Selling, general and administrative       3,057       2,536        6,483       4,747
     Research and development ..........         964         819        1,920       1,571
                                              ------      ------      -------     -------
          Total operating expenses .....       4,020       3,355        8,403       6,318
                                              ------      ------      -------     -------

          Operating income (loss) ......      (1,402)        125       (3,866)        166
                                              ------      ------      -------     -------

Net Investment Income ..................          76         125          150         239
Other Income (Expense) .................          55          (2)          94          (2)
                                              ------      ------      -------     -------
     Net income (loss) .................     $(1,271)     $  248      $(3,622)    $   403
                                             =======      ======      =======     =======
Per share data
     Net income (loss) .................     $  (.24)     $  .05      $  (.68)    $   .08
                                             =======      ======      =======     =======

Weighted average number of shares of
  common stock and common stock
  equivalents ..........................       5,323       5,310        5,322       5,298
                                               =====       =====        =====       =====

                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994
                                   (in 000's)

                                                                            1995         1994
                                                                          -------       -------
Cash Flows from Operating Activities
 Net income (loss) .................................................      $(3,622)      $   403
 Adjustments to reconcile net income (loss) to net
  cash used in operating acitivites:
   Depreciation ....................................................          391           402
   Amortization of other assets ....................................          545           364
   Provision for doubtful accounts .................................           70            45
   Provision for inventories .......................................          378           273
   Gain on disposal of fixed assets ................................          (59)            0
   Changes in assets and liabilities (net of business acquisitions):
     Decrease (increase) in accounts receivable ....................        2,669          (833)
     Increase in inventories .......................................       (1,613)       (3,367)
     Increase in prepaid expenses and other current assets .........          (78)         (371)
     (Increase) decrease in other assets ...........................          (78)           24
     (Decrease) increase in accounts payable and accrued expenses ..       (1,861)          776
     Foreign currency translation adjustment .......................          (19)            0
                                                                          -------       -------
          Net cash used in operating activities ....................       (3,277)       (2,284)
                                                                          -------       -------
Cash Flows from Investing Activities
 Purchases of marketable securities ................................       (1,147)       (4,729)
 Sales of marketable securities, net ...............................        2,044         6,201
 Capital expenditures ..............................................          (32)         (176)
 Payments for business acquisitions ................................            0          (440)
                                                                          -------       -------
         Net cash provided by investing activities .................          865           856
                                                                          -------       -------
Cash Flows from Financing Activities
 Proceeds from issuance of common stock ............................            0           120
                                                                          -------       -------
          Net cash provided by financing activities ................            0           120
                                                                          -------       -------
          Net decrease in cash and cash equivalents ................       (2,412)       (1,308)

Cash and Cash Equivalents, at beginning of period ..................        3,122         3,003
                                                                          -------       -------
Cash and Cash Equivalents, at end of period ........................      $   710       $ 1,695
                                                                          =======       =======
Supplementary Disclosures
 Income taxes paid .................................................      $    78       $    63
 Interest paid .....................................................      $    --       $    --

                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1994 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995 and all periods presented have been made.

Note B -- Significant accounting policy

Revenue recognition - Equipment revenue, which includes equipment and labor for new system installations, for long-term contracts is recognized under the percentage of completion method. Other equipment revenue is recognized as the product is shipped. Service revenue is recognized when the service has been completed.

Note C -- Inventories

Inventories are summarized as follows:

                                              April 30,             October 31,
                                                1995                   1994
                                           ------------            ------------
Finished goods .................           $  7,010,000            $  5,920,000
Parts and components ...........              8,930,000               8,607,000
                                           ------------            ------------
                                             15,940,000              14,527,000
Less:  Inventory reserves ......             (2,932,000)             (2,754,000)
                                           ------------            ------------
                                           $ 13,008,000            $ 11,773,000
                                           ============            ============

Note D  -- Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" during the first quarter of 1994. The deferred tax asset valued at $1,251,000 is net of a valuation allowance of $150,000. There was no benefit for income taxes recorded in the six months ended April 30, 1995 as the loss incurred cannot be carried back to prior years. Management has not recorded an incremental tax asset related to the loss incurred in the six months ended April 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Sales for the second quarter of 1995, ended April 30, 1995, of $7,293,000 were slightly lower than the $7,505,000 reported in the second quarter of 1994. For the six months ended April 30, 1995, sales were $13,593,000, which were slightly lower than the $13,741,000 reported in 1994. Equipment sales of $4,993,000 in the second quarter of 1995 declined $1,566,000, or 24%, from the $6,559,000 reported for the second quarter of 1994. For the six months ended April 30, 1995, equipment sales of $9,144,000 declined $3,090,000, or 25%, from the $12,234,000 reported in the same period for 1994. This decrease was due in part to a generally weaker demand for the Company's product and competitive pressures in certain segments of the financial services market. Sales from the service business increased 143% to $2,300,000 for the second quarter of 1995 as compared to $946,000 for the second quarter of 1994. Service sales for the six month period of $4,449,000 were $2,942,000 or 195% higher than the $1,507,000 reported in 1994. This increase was attributable to the Company's sales and service operations acquired during the latter part of 1994.

Gross profit margins for the second quarter and six months ended April 30, 1995 were 36% and 33%, respectively, as compared to 46% and 47%, respectively, for the same periods in 1994. The gross profit margins for the equipment sales declined to 30% and 28%, respectively, in the second quarter and six months ended April 30, 1995 as compared to 48% and 49%, respectively, for the same periods in 1994. The decline in equipment gross profit margin was due primarily to lower volume of equipment sales, lower pricing for the Company's products and a lower portion of sales of the Company's Viax Analog product, for which gross margins are typically higher. The gross profit margins for service sales were 49% and 45%, respectively, for the second quarter and six months of 1995 as compared to 33% and 35%, respectively, for the same periods in 1994. These increases in margin were primarily attributable to increased maintenance contract and repair sales for which margins are typically higher and gross profits derived from cancellation charges related to a contract in the Company's United Kingdom operations.

Operating expenses for the second quarter of 1995 were $4,020,000, or $665,000 higher than the $3,355,000 reported for the second quarter of 1994. For the six months ended April 30, 1995, operating expenses were $8,403,000, or $2,085,000 higher than the $6,318,000 for the same period in 1994. This increase in operating costs was attributable primarily to expenses associated with the Company's newly-acquired service businesses and higher research and development expenses related to new products. In addition, the Company recorded a $400,000 non-recurring manufacturing restructuring charge related to expenses to be incurred and assets to be disposed of during the transition of the Company's manufacturing facility to a new location. Management believes the reorganized production plans, which will rely to a greater extent on out-sourced contract manufacturing of its product sub-assemblies, will enable the Company to improve its plant utilization.

Net investment income declined to $76,000 and $150,000 for the second quarter and six months ended April 30, 1995 as compared to $125,000 and $239,000 for the same period of 1994. This decrease was attributable primarily to a decrease in marketable securities, of which $4.4 million was used for the Company's 1994 business acquisitions.

The net loss reported for the second quarter ended April 30, 1995 was $1,271,000, or $.24 per share, as compared to a net income of $248,000, or $.05 per share, for the second quarter of 1994. The net loss reported for the six months ended April 30, 1995 was $3,622,000, or $.68 per share, as compared to a net income of $403,000, or $.08 per share, for the same period in 1994. The average shares outstanding for the period ended April 30, 1995 increased to 5,323,000 versus 5,298,000 for the same period in 1994.

Financial Condition

The Company's aggregate of cash, cash equivalents and marketable securities was $4,416,000 at April 30, 1995, a decrease of $3,309,000 from the October 31, 1994 balances of $7,725,000. The net decrease reflects the use of approximately $2,300,000 of cash to fund the year-to-date net loss. The remaining reduction in cash was attributable primarily to increases in inventory, to support orders to be shipped in the next quarter and a decrease in current liabilities related to costs incurred in fulfilling existing larger sales orders, for which the Company had received deposits in the fourth quarter of 1994. Offsetting these reductions to cash was a decrease in accounts receivables which was attributable to lower sales for the second quarter of 1995 as compared to the fourth quarter of 1994.

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



                                                     V BAND CORPORATION
                                            ------------------------------------
                                                         (Registrant)



Date:  June 9, 1995                          /s/ Thomas E. Feil
                                            ------------------------------------
                                            Thomas E. Feil
                                            Chairman & Chief Executive Officer
                                            (Duly Authorized Officer)



Date:  June 9, 1995                         /s/ George J. Rogers
                                            ------------------------------------
                                            George J. Rogers
                                            Chief Financial Officer
                                            (Principal Accounting Officer)