Form 10-Q
period 1995-07-31
V BAND CORPORATION
filed 1995-09-14
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

            For the quarterly period ended              July 31, 1995
                                                        -------------

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from              to


                         Commission file number 0-13284

                               V BAND CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                           13-2990015
-------------------------------                           -------------------
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


The number of shares of Common Stock outstanding, as of August 31, 1995, was 5,323,170 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
               FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1995




                               TABLE OF CONTENTS

                         PART I. Financial Information
                         -----------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets at July 31, 1995 (unaudited) and October
               31, 1994

            Consolidated  Statements of Operations for the three and nine months ended July 31, 1995 and 1994 (unaudited)

            Consolidated Statements of Cash Flows for the nine months ended July
               31, 1995 and 1994 (unaudited)

            Notes to consolidated financial statements (unaudited)


Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations



                           PART II. Other Information
                           --------------------------

Item 4.     Submission of Matters to a Vote of Security Holders


SIGNATURES
----------

                      V BAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1995 AND OCTOBER 31, 1994
                         (in 000's, except share data)

                                                                    July 31,       October 31,
                                                                      1995             1994
                                                                  ----------       -----------
                                                                  (unaudited)
   ASSETS
Current Assets
Cash and cash equivalents .................................        $  2,326         $  3,122
Marketable securities, at cost (approximates market) ......           1,602            4,603
Accounts receivable, less allowance for doubtful
   accounts of $198 in 1995 and $263 in 1994 ..............           3,234            7,669
Inventories, net ..........................................          11,839           11,773
Deferred tax asset ........................................           1,251            1,251
Prepaid expenses and other current assets .................             831              505
                                                                   --------         --------
                    Total current assets ..................          21,083           28,923
                                                                   --------         --------
Fixed Assets
Furniture, fixtures, equipment and leasehold improvements .           8,822           10,019
Less: Accumulated depreciation and amortization ...........          (7,681)          (8,536)
                                                                   --------         --------
                    Total fixed assets ....................           1,141            1,483
                                                                   --------         --------
Other Assets ..............................................           4,999            5,621
                                                                   --------         --------
   TOTAL ASSETS ...........................................        $ 27,223         $ 36,027
                                                                   ========         ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable ..........................................        $  1,701         $  3,710
Accrued wages .............................................             832              872
Customer deposits .........................................             721            2,842
Other accrued expenses ....................................           2,536            2,564
                                                                   --------         --------
                    Total current liabilities .............           5,790            9,988
                                                                   --------         --------
Shareholders' Equity
Common stock, $.01 par value; authorized 20,000,000 shares;
   issued 7,042,492 in 1995 and 7,035,770 in 1994 .........              70               70
Capital in excess of par value ............................          19,776           19,756
Retained earnings .........................................          13,216           17,809
Cumulative translation adjustment .........................             139              172
                                                                   --------         --------
                                                                     33,201           37,807
Less  -  Treasury stock, at cost; 1,719,322 shares ........         (11,768)         (11,768)
                                                                   --------         --------
                    Total shareholders' equity ............          21,433           26,039
                                                                   --------         --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............        $ 27,223         $ 36,027
                                                                   ========         ========

                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1995 AND 1994
                       (in 000's, except per share data)

                                                      Three Months Ended             Nine Months Ended
                                                            July 31,                      July 31,
                                                   -----------------------       ------------------------
                                                     1995           1994            1995           1994
                                                   -------         -------        -------         -------
Sales
   Equipment ..............................        $ 5,543         $ 6,440        $13,696         $18,674
   Service ................................          2,645           1,035          8,085           2,542
                                                   -------         -------        -------         -------
           Total sales ....................          8,188           7,475         21,781          21,216
                                                   -------         -------        -------         -------
Cost of Sales
   Equipment ..............................          3,961           3,509         10,117           9,789
   Service ................................          1,626             728          4,526           1,705
                                                   -------         -------        -------         -------
           Total cost of sales ............          5,587           4,237         14,463          11,494
                                                   -------         -------        -------         -------

           Gross profit ...................          2,601           3,238          7,183           9,722
                                                   -------         -------        -------         -------
Operating Expenses
   Selling, general and administrative ....          2,443           2,333          8,926           7,080
   Research and development ...............          1,083             858          3,022           2,429
                                                   -------         -------        -------         -------
           Total operating expenses .......          3,526           3,191         11,928           9,509
                                                   -------         -------        -------         -------

           Operating income (loss) ........           (925)             47         (4,790)            213
                                                   -------         -------        -------         -------

Net Investment Income (Loss) ..............            (42)            149            108             388
Other Income (Expense) ....................             (4)              0             89              (2)
                                                   -------         -------        -------         -------
           Net income (loss) ..............        $  (971)        $   196        $(4,593)            599
                                                   =======         =======        =======         =======
Per share data
   Net income (loss) ......................        $  (.18)        $   .04        $  (.86)        $   .11
                                                   =======         =======        =======         =======
Weighted average number of shares of common
    stock and common stock equivalents ....          5,323           5,322          5,322           5,306
                                                   =======         =======        =======         =======

                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994
                                   (in 000's)

                                                                               1995             1994
                                                                             --------         --------
Cash Flows from Operating Activities
  Net income (loss) .................................................        $ (4,593)        $    599
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation ...................................................             551              601
     Amortization of other assets ...................................             700              545
     Provision for doubtful accounts ................................              30               57
     Provision for inventories ......................................             556              419
     Gain on disposal of fixed assets ...............................            (184)               0
     Changes in assets and liabilities(net of business acquisitions):
        Decrease (increase) in accounts receivable ..................           4,405           (1,516)
        Increase in inventories .....................................            (622)          (3,634)
        Increase in prepaid expenses and other current assets .......            (326)            (433)
        (Increase) decrease  in other assets ........................             (78)             111
        Decrease in accounts payable and accrued expenses ...........          (4,198)            (352)
        Foreign currency translation adjustment .....................             (33)               0
                                                                             --------         --------
            Net cash used in operating activities ...................          (3,792)          (3,603)
                                                                             --------         --------
Cash Flows from Investing Activities
  Purchases of marketable securities ................................          (3,225)          (5,117)
  Sales of marketable securities ....................................           6,226           10,883
  Proceeds from the sale of fixed assets ............................             177                0
  Capital expenditures ..............................................            (202)            (292)
  Payments for business acquisitions ................................               0           (4,365)
                                                                             --------         --------
            Net cash provided by investing activities ...............           2,976            1,109
                                                                             --------         --------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock ............................              20              120
                                                                             --------         --------
            Net cash provided by financing activities ...............              20              120
                                                                             --------         --------
            Net decrease in cash and cash equivalents ...............            (796)          (2,374)

Cash and Cash Equivalents, at beginning of period ...................           3,122            3,003
                                                                             --------         --------
Cash and Cash Equivalents, at end of period .........................        $  2,326         $    629
                                                                             ========         ========
Supplementary Disclosures
  Income taxes paid .................................................        $    181         $     77
  Interest paid .....................................................        $     --         $     --

                 See notes to consolidated financial statements

                      V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -- Basis of presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1994 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995 and all periods presented have been made.


Note B -- Significant accounting policies

Revenue recognition - Equipment revenue, which includes equipment and labor for new system installations, for long-term contracts is recognized under the percentage of completion method. Other equipment revenue is recognized as the product is shipped. Service revenue is recognized when the service or installation has been completed.

Reclassifications - Certain reclassifications have been made to the year-to-date information to conform to the current quarter's presentation.


Note C -- Inventories

Inventories are summarized as follows:

                                                July 31,           October 31,
                                                  1995                 1994
                                              ------------         ------------
Finished goods .......................        $  7,434,000         $  5,920,000
Parts and components .................           6,808,000            8,607,000
                                              ------------         ------------
                                                14,242,000           14,527,000
Less: Inventory reserves .............          (2,403,000)          (2,754,000)
                                              ------------         ------------
                                              $ 11,839,000         $ 11,773,000
                                              ============         ============

Note D  -- Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" during 1994. The deferred tax asset valued at $1,251,000 is net of a valuation allowance of $150,000. There was no benefit for income taxes recorded in the nine months ended July 31, 1995 as the loss incurred cannot be carried back to prior years. Management has not recorded an incremental tax asset related to the loss incurred in the nine months ended July 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Sales for the third quarter ended July 31, 1995, of $8,188,000 were 10% higher than the $7,475,000 reported in the third quarter of 1994. For the nine months ended July 31, 1995, sales were $21,781,000, which were 3% higher than the $21,216,000 reported in 1994. Equipment sales of $5,543,000 in the third quarter of 1995, declined $897,000, or 14%, from the $6,440,000 reported for the third quarter of 1994. For the nine months ended July 31, 1995, equipment sales of $13,696,000 declined $4,978,000, or 27%, from the $18,674,000 reported in the same period for 1994. This decrease was due in part to a generally weaker demand for the Company's product and competitive pressures in certain segments of the financial services market. Sales from the service business increased 156% to $2,645,000 for the third quarter of 1995 as compared to $1,035,000 for the third quarter of 1994. Service sales for the nine month period of $8,085,000 were $5,543,000 or 218% higher than the $2,542,000 reported in 1994. This increase was attributable to the Company's sales and service operations acquired during 1994.

Gross profit margins for the third quarter and nine months ended July 31, 1995 were 32% and 33%, respectively, as compared to 43% and 46%, respectively, for the same periods in 1994. The gross profit margins for the equipment sales declined to 29% and 26%, respectively, in the third quarter and nine months ended July 31, 1995 as compared to 46% and 48%, respectively, for the same periods in 1994. The decline in equipment gross profit margin was due primarily to lower volume of equipment sales, lower pricing for the Company's products and a lower portion of sales of the Company's Viax Analog product, for which gross margins are typically higher. The gross profit margins for service sales were 39% and 44%, respectively, for the third quarter and nine months of 1995 as compared to 30% and 33%, respectively, for the same periods in 1994. These increases in service sales gross profit margins were primarily attributable to increased revenues from contract maintenance, moves, adds, and changes to existing customer systems and repair sales with a less than proportionate increase in costs to support these revenues.

Operating expenses for the third quarter of 1995 were $3,526,000, or $335,000 higher than the $3,191,000 reported for the third quarter of 1994. For the nine months ended July 31, 1995, operating expenses were $11,928,000, or $2,519,000 higher than the $9,509,000 for the same period in 1994. This increase in operating expenses, for both the quarter and year-to-date periods, was attributable primarily to expenses associated with the Company's service businesses, acquired in 1994, and higher research and development expenses related to new products which were introduced during the third quarter. In addition, the Company recorded, in the first quarter, a $400,000 non-recurring manufacturing restructuring charge related to expenses incurred during the transition of the Company's reorganized manufacturing process. This amount was partially offset in the third quarter by a $125,000 gain recorded on the sale of manufacturing fixed assets. Management believes the reorganized production plans, which will rely to a greater extent on out-sourced contract manufacturing of its product sub-assemblies, will enable the Company to improve its plant utilization.

Net investment activity declined to a loss of $42,000 and income of $108,000 for the third quarter and nine months ended July 31, 1995 as compared to income of $149,000 and $388,000 for the same periods of 1994. This decrease was attributable primarily to a decrease in marketable securities over the comparable periods, of which $4.4 million was used for the Company's 1994 business acquisitions, and realization of losses incurred on securities sold.

The net loss reported for the third quarter ended July 31, 1995 was $971,000, or $.18 per share, as compared to a net income of $196,000, or $.04 per share, for the third quarter of 1994. The net loss reported for the nine months ended July 31, 1995 was $4,593,000, or $.86 per share, as compared to a net income of $599,000, or $.11 per share, for the same period in 1994. The average shares outstanding for the nine months ended July 31, 1995 increased to 5,322,000 versus 5,306,000 for the same period in 1994.


Financial  Condition

The Company's aggregate of cash, cash equivalents and marketable securities was $3,928,000 at July 31, 1995, a decrease of $3,797,000 from the October 31, 1994 balances of $7,725,000. The net decrease reflects the use of cash to fund the year-to-date operating loss and costs incurred in fulfilling existing larger sales orders, for which the Company had received deposits in the fourth quarter of 1994. Offsetting these reductions to cash was a decrease in accounts receivables which was attributable to receipts of payments of prior period receivables, followed by lower sales for the third quarter of 1995 as compared to the fourth quarter of 1994.

The Company's cash management practice has been to invest mainly in medium to high-grade municipal securities and United States Treasury and United States Government Agency securities, with maturities ranging from 90 days to three years.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

-- The 1995 annual meeting of shareholders of the Company was held on May 19, 1995.

-- The name of each director elected at the 1995 annual meeting of shareholders, and the number of votes cast for, against or withheld as to each such nominee is set forth below:

                 NAME                        FOR             AGAINST
                 ----                        ---             -------
            Thomas E. Feil                4,490,716           75,335

            Luke P. LaValle, Jr.          4,502,374           63,677

            Thomas H. Lenagh              4,502,374           63,677

            Brian S. North                4,502,374           63,677

            Joseph M. O'Donnell           4,502,174           63,877

            A. Eugene Sapp, Jr.           4,497,844           68,207

            Paul B. Twomey                4,502,374           63,677

            J. Stephen Vanderwoude        4,502,274           63,777

-- At the annual meeting the shareholders voted to ratify the retention of Deloitte & Touche LLP as independent accountants for the 1995 fiscal year. The number of votes cast for, against or abstaining with respect to the retention of Deloitte & Touche LLP were:

        FOR              AGAINST              ABSTAIN
     ---------           -------              -------
     4,518,242           34,314               13,495

V BAND CORPORATION


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              V BAND CORPORATION
                                              ------------------
                                                 (Registrant)



Date: September 12, 1995                      /s/ Thomas E. Feil
                                              ----------------------------------
                                              Thomas E. Feil
                                              Chairman & Chief Executive Officer
                                              (Duly Authorized Officer)



Date:  September 12, 1995                     /s/ Mark R. Hahn
                                              ----------------------------------
                                              Mark R. Hahn
                                              Chief Financial Officer
                                              (Principal Accounting Officer)