Form 10-K
period 1995-10-31
V BAND CORPORATION
filed 1996-01-26
CIK 731181

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (Fee Required)


              For the fiscal year ended           October 31, 1995
                                                  ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (No Fee Required)


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


          Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of Common Stock outstanding, as of December 31, 1995, was 5,323,170 shares.

The aggregate market value of the Common Stock of the registrant held by non-affiliates, as of December 31, 1995, was $6,153,947*.

* The Company has assumed that all of the outstanding shares were held by non-affiliates except for the shares beneficially owned by any officer or director of the Company who owns 1% or more of the Company's outstanding common stock and persons known by the Company beneficially to own 10% or more of the Company's outstanding common stock. The market value was based on the closing price of these shares on December 31, 1995.

Documents incorporated by reference
-----------------------------------
None.

                               V BAND CORPORATION
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995


                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
            Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                                     PART I

Item 1.       Business

General

V Band Corporation, which commenced business operations in 1980, (together with its subsidiaries, the "Company") is a leading supplier of instant access voice communications systems. These systems include sophisticated communications workstations, switching equipment, peripheral products, project management, technical services and WAN solutions. V Band's products and services are used worldwide by financial services organizations for the trading of stocks, bonds and other financial instruments. Other applications include the mission critical communications requirements of the electric power industry and emergency service providers.

The largest share of the Company's sales derives from the sale of voice trading systems to the financial services industry. Traders and dealers require instant access communication to a large constituency, including peers, customers, and market information providers. In contrast to conventional business telephone systems, voice trading systems utilize more network access lines than telephone handsets. Each workstation provides the user with immediate push button access to as few as 30 and as many as 320 telephone lines along with a visual indication of the current operational status of each line. The Company's voice trading systems offer a distributed switching architecture (without a central controller) and full software control for ease of moves, additions, and changes. Other markets for these systems include government and military agencies, emergency service E9-1-1 dispatch centers, power utilities, airlines, and railroads.

Through a subsidiary, Licom, Inc. ("Licom"), the Company also designs, manufactures and sells fiber optic-based voice and data multiplexers specifically designed for the "mission critical" communications of the electric power industry, such as inter-substation communications. Other markets for Licom multiplexers include command and control applications for "right-of-way"
companies such as utilities and transportation, and emergency service organizations.

In 1994, the Company completed the transformation of its distribution channels into a direct sales and service network in the United States and United Kingdom with the acquisition of certain assets of four unrelated companies distributing and/or servicing the Company's products. The acquisitions of certain assets of Windmill Communications, Inc. ("WCI") and Advantage Communications, Inc., ("ACI") in the United States, provided the Company with a service presence and increased its sales strengths in the New York City and Boston markets. The acquisitions of Mercury Dealing Systems ("MDS"), formerly known as TR Financial Communications plc, and certain assets of ACT Computer Support, Ltd., both in the United Kingdom, increased the Company's sales and service presence in the London market. These acquisitions advanced the Company's strategy to enhance market share through the direct sale and full service of its products, which includes project management, maintenance and other services in the United States and United Kingdom. The Company utilizes a network of international distributors to provide sales and service support in other global markets. In addition, the Company further expanded its direct sales and service activities in the United States by opening offices in Atlanta, Chicago and San Francisco.

The MDS operation, which was acquired in July 1994 and carries on business in the United Kingdom under the name of V Band PLC, performs assembly, sales, installation and maintenance services. For the fiscal year ended October 31, 1995, V Band PLC had sales of approximately $8.1 million. At October 31, 1995, V Band PLC had 52 employees. See Note 4 -- Notes to Consolidated Financial Statements for management's pro forma financial estimates of the impact of the MDS acquisition on the Company's statements of operations, if the acquisition had occurred on November 1, 1992.

During fiscal 1995, the Company executed an agreement with the Chicago Board of Trade for the sale and installation of a major trading floor communications system that includes approximately 1,700 custom-designed exchange floor telephones and various peripheral equipment in transactions valued, in aggregate, at over $9 million. The exchange phones employ the same advanced technology base used in the Company's Power Deck product. The Company is providing full installation services, including project management and cabling for the 9,000 line communication system. Construction of the trading floor began in the Company's second fiscal quarter of 1995 and the first group of phones were installed and activated in July 1995. The project is expected to be completed by the end of fiscal 1996. The Company recognizes revenue from this contract under the percentage-of-completion method.

On October 11, 1995 the Company announced that it had engaged the services of the New York investment banking firm of Benedetto, Gartland & Greene, Inc. to assist the Company in the exploration of various strategic alternatives for maximizing shareholder value.

Products and Markets

The Company introduced its first voice trading system in 1981. Since then, the Company has developed, manufactured and distributed several new generations of systems, increasing power, features and flexibility, while reducing repair cost and space requirements.

In June 1990, the Company introduced the industry's first all digital console, the VIAX DN. Digital connectivity reduces network costs, improves reliability, and offers users the ability to program their station options directly from the console. Digital technology has sharply reduced the space required for the common equipment. The Company's current digital system, the "Broad Band DN", requires as little as one-eighth of the space that was required by the systems first introduced in 1987.

In  1993,  the  Company   introduced  Power  Deck,  a  highly  advanced  digital
communications workstation for the financial community. The Power Deck user interface is fully compatible with the Company's Broad Band DN technology platform, and features state-of-the-art surface mount design. Significant innovations include a high resolution graphics display, enhanced user programmability and an ergonomically designed detachable keypad that improves productivity and gives users precise control of critical phone functions.

In 1995, the Company introduced Broad Band DN which is the latest generation distributed digital switch. Broad Band DN is built on a high-speed computing platform allowing direct connection to the digital facilities of the public network and providing digital connectivity to the desktop. The system's basic architecture allows for software feature enhancements and reduces the risk of future obsolescence. The administration software empowers the user with system control and configuration capability, allows diagnostic reporting, and eases the ability to perform moves, adds, and changes from a personal computer. The Company's digital trading consoles give the users access to all system lines, paperless button labeling and fully programmable loudspeaker monitoring of multiple lines simultaneously.

Additionally in 1995, the Company introduced DXi, a high speed digital communications console. The DXi is fully compatible with the Company's Broad Band DN technology platform and employs the same base technology as the Power Deck. The Company also introduced its eXchange Phone which is currently being installed at the Chicago Board of Trade. The eXchange Phone employs the technology base of the Power Deck product line. The eXchange Phone provides state-of-the-art telecommunications designed specifically for the hectic and demanding environment of an exchange. The eXchange Phone was ergonomically designed to optimize trading floor space and maintain high efficiency for the member brokers.

In 1995,  the  Company  introduced  a suite of highly  sophisticated  networking products and tools designed to address the needs of its current and future customers. These products, Global Switching Module ("GSM"), WAN ONE inter-networking products, PassPort Network Management Platform and F.A.S.T. (Fast Access Support Technology), represent the leading edge in networking capabilities for the financial trading environment.

GSM allows firms to take advantage of advanced communications architectures such as ATM. The GSM, which employs a one gigabit switch for information throughput, can support a trading floor with over 2,400 user consoles and delivers access to over 16,000 lines without system blocking.

The WAN ONE product enables remote trading floor communication systems to operate as if they were located together. For example, traders in London can have instant, local access to lines in New York, Canada, or virtually anywhere in the world. The Company believes WAN ONE is the foundation for remote trading and advanced network services of the next generation.

The PassPort Network Management Platform is a sophisticated UNIX-based suite of tools that controls and maintains large systems in a cost-effective manner. True multi-tasking and simultaneous multi-user operations will allow large system managers to effectively administer distributed trading systems across existing corporate LANs and WANs. Higher level protocols such as SNMP, CMIP/CMIS and TCP/IP are all capable of being addressed.

The Company's F.A.S.T. service enables service technicians to troubleshoot and modify system parameters remotely through phone lines, thereby increasing system performance. Management believes that F.A.S.T. constitutes a competitive advantage and no competitors have introduced similar service technology.

Through Licom's product ProMX, the Company is a leading supplier of fiber optic-based multiplexers to the electric power industry. The ProMX is an integrated, modular multiplexing unit designed to carry "mission critical" communications and operate in circumstances and physical environments for which conventional equipment is not usually designed to withstand. ProMX interfaces with protective relays, supervisory control and data acquisition (SCADA), voice, data and telemetry. The ProMX units, or nodes, communicate with fiber optic networks at data transmission rates of 1.544 million bits per second (T1), 2.048 million bits per second (E1) or 51.84 million bits per second (SONET OC1). ProMX nodes, common in transmission substations, are often located together with console systems equipment in the command center. Licom, based in Herndon, Virginia, continues to develop, market, test, ship and support the ProMX product line, which is manufactured by a contract manufacturer. In 1995, sales to the electric power industry were 11% of the Company's sales.

Product Development

The Company's product development strategy is to continually improve its current product lines and to develop advanced new products and technologies to meet the evolving needs of the markets it serves. The Company's emphasis is on software and features that facilitate the integration of computer networks and digital voice systems within the trading floor environment.

During 1995, the Company developed and implemented the second phase of the WAN ONE product, which enables traders at remote sites, globally, to share telephone lines and line status as if they were in the same location. In addition, a remote system administration function was developed which allows modifications, or moves, adds and changes (MAC's), to be performed from a remote location. Combined with the Company's F.A.S.T. remote system servicing and WAN ONE capabilities, the Company can provide service and enhancements to the customer's system from remote locations.

The Company developed the APL (Audio Processing Line) card, which increases the capacity of telephone lines that can be handled by each Broad Band DN node, by combining the AP-ACC (Audio Processing-Analog Control Card) and ALC (Analog Line
Card) cards into a single card. Also, a new speaker interface was developed which allows speakers to be dynamically programmed from the Power Deck and DXi consoles. The Company also developed an ISDN PRI (private rate interface) for Broad Band DN, advanced intercom features for its digital trading consoles and a speakerphone for its Power Deck trading console.

During 1995, the Company finalized the development of several product initiatives that were undertaken in 1994, such as DXi, a new digital trading console that features an internal speaker phone and a streamlined, high-speed trader interface; PassPort, a sophisticated UNIX-based suite of tools that maintains large systems in a cost-effective manner; and the Global Switching Module, which employs a one gigabit switch, can unite up to 2,400 digital voice trading stations and is the centerpoint of the Company's Large System Support package.

The Company is researching ATM (Asynchronous Transfer Mode) technology as it applies to the trading room. Application development efforts also continue on CTI (Computer Telephone Integration), which unites the computer and the telephone, and will serve as the enabling technology for ATM in the trading room. The Company has deployed CTI at several customer sites during 1995, utilizing various client database applications.

The Company continues to develop hardware and software enhancements to its ProMX product line such as the development of an interface for Synchronous Optical
Network (SONET), an international standard for very high speed digital communications.

During the years ended October 31, 1995, 1994 and 1993, the Company's annual research and development expenditures were $3.9 million, $3.3 million and $3.3 million or 13%, 11% and 13% of sales, respectively.

Sales, Service and Distribution

In 1994, the Company completed the transformation of its distribution channels into a direct sales and service network in the United States and United Kingdom with the acquisition of certain assets of four unrelated companies distributing and or servicing the Company's products. These business acquisitions provided the Company with a service presence and increased its sales strength in the New York City, Boston and London markets. These acquisitions advanced the Company's strategy to enhance market share through the direct sale and full service of its products, which includes project management, maintenance and other services in the United States and United Kingdom.

The Company currently maintains direct sales and service centers in New York City, Boston, Chicago, San Francisco, Atlanta and London to provide sales, services and support to customers in the United States and London markets. Through these centers, the Company sells equipment, including modifications to existing systems, and support services, including maintenance contracts and project management.

The Company utilizes a network of international distributors to deliver sales and service support in other global markets, such as Canada, the Pacific Rim, South America and Europe. Licom uses direct sales, service, project management and maintenance in the United States and Canada, and uses independent distributors for international sales.

Sales to Morgan Guaranty Trust Company of New York and affiliates represented 14%, 14% and 5% of sales in 1995, 1994 and 1993, respectively. In addition, sales to the Chicago Board of Trade represented 13% of sales in 1995. During 1993, there was no customer that represented 10% or more of the Company's sales.

Equipment sales, excluding Licom's ProMX, consisting of new systems installed and modifications to existing systems, in all markets, were $20.5 million, $23.0 million and $21.2 million, representing 69%, 74% and 82% of the Company's sales in 1995, 1994 and 1993, respectively. Licom sales represented 11%, 13%, and 10% of the Company's sales in 1995, 1994 and 1993, respectively. Service sales, which consist of maintenance contract sales, support, service and miscellaneous repairs accounted for 20%, 13%, and 8% of sales during 1995, 1994 and 1993, respectively.

The Company's foreign sales for 1995, 1994 and 1993 were $10.5 million, $8.7 million and $7.3 million, or 36%, 27% and 28%, respectively, of total consolidated sales. For further information regarding foreign sales, see Note 8 -- Notes to Consolidated Financial Statements.

The Company's sales of systems for application in "non-financial" communications control centers of utilities, railroads and other "right-of-way" companies as well as E9-1-1 emergency service centers and government/military applications were, in the aggregate, 13%, 16% and 16% of the Company's sales for 1995, 1994 and 1993, respectively.

Manufacturing and Sources of Supply

During 1995, the Company restructured its manufacturing operations to reduce the cost of its products by out-sourcing the production of its printed circuit boards. As part of this restructuring, the Company significantly down-sized its production facility by relocating its operations, in July 1995, to a 15,000 square foot facility in Elmsford, New York, from its former 67,000 square foot facility in Yonkers, New York, for which the lease had expired. This new facility houses the Company's purchasing, production control, final assembly, quality control and testing operations. The lease for the Elmsford facility expires in 2001, with an option to extend to 2003.

The Company currently uses three outside subcontractors to manufacture most of its custom-fabricated, printed circuit boards. The Company provides the product designs, engineering, bill of materials and testing procedures to ensure the suppliers meet the Company's quality and reliability standards. The Company will be able to further reduce its product cost due to the economies of scale afforded by the outside contractors in the purchase of components, after current inventories are consumed.

The Company's Licom subsidiary performs final assembly of sub-assemblies received from one of the Company's outside contractors, tests and ships the product at its headquarters in Herndon, Virginia. Licom relocated its facility during 1995 to a nearby location, which provides better utilization. The lease for this facility expires in 2000 with an option to extend for five years.

The Company's United Kingdom manufacturing operation, consisting of final assembly product and addition of local content and testing, is located at its facility in Beckton, England, approximately 20 miles southeast of London. The lease for this facility expires in 2005.

The Company believes that relations with its subcontractors and suppliers are good. Most components and parts used in the Company's products are available from a number of different sources. A few components are currently available from a single source of supply. The Company believes that alternative components should be readily available; however, there can be no assurance that, in the event of a supply shortage, such components will be available in the quality and quantity necessary to meet the Company's needs. To date, the Company has not experienced any significant delays in the delivery of material from either subcontractors or vendors. The Company seeks to maintain inventory in quantities sufficient to ship products within four to eight weeks of receipt of orders.

Patents

In 1994, the Company was granted a U.S. patent relating to the design of the Power Deck console systems. In 1993, the Company was granted a U.S. patent relating to the design of the VIAX DN console systems. In 1992, the Company received patents on its system digital switch architecture and its power supplies.

The Company believes that patent protection for its designs could enhance its ability to successfully market its product technology at reduced risk to competitors' imitation of the Company's products. However, no assurance can be given that any patent issued will effectively limit competition for the Company's products and the Company's protection of its market position through technological development has, to date, derived primarily from the Company's ability to keep secret its proprietary information and knowledge. The unique design features of the Company's products may be susceptible to discovery by third persons who have access to such products. Technological changes in the telephone terminal equipment industry occur rapidly and new patents are constantly being issued for products sold in the industry. No assurance can be made that claims will not be brought against the Company alleging that the Company's products, or aspects thereof, infringe on competitors' patents. The Company has no such claims pending. The Company seeks to protect its proprietary rights to computer software through copyright, non-disclosure agreements and software licenses.

Distributor Support and Warranty Policy

The Company's service personnel, together with third-party service firms engaged by the Company or by the Company's customers, perform all necessary maintenance of products sold by the Company or by its distributors, including components manufactured by others. The Company performs maintenance and assists distributors and third-party maintenance companies under its standard warranty policy. The Company generally warrants its products to be free from defects in material and workmanship for a period of one year from the date of installation and repairs or replaces defective products under warranty without charge to its customers.

Competition

The market for the Company's products is highly competitive. The Company's industry is characterized by advanced technology, rapid change and broad product support. Many of the Company's competitors, both in the United States and globally, are large companies that manufacture and distribute a wide range of telephone products, and provide services such as installation and maintenance. Management believes that the competitive factors in its product lines are price, quality, reliability, product innovation, timely delivery, service and product support.

The  Company's  largest  competitor  in the  United  States  is IPC  Information
Systems, Inc. ("IPCI", formerly known as Contel IPC, Inc.). In the United Kingdom, the Company competes with British Telecom plc, IPCI and Wyatts (a subsidiary of Reuters Holdings plc). The Company believes that these two markets, the United States and United Kingdom, comprise 65% of the global market of the Company's product. The competitors in markets served by ProMX products are primarily RFL Technologies, Pulsar Technologies, Centronics Division of NORTEL and ASEA Brown Boveri.

Backlog

As of October 31, 1995, 1994 and 1993, the Company's backlog of purchase orders that management believes to be firm was $10.5 million, $2.8 million, and $5.1 million, respectively. The Company expects to deliver all products from its October 31, 1995 backlog during fiscal 1996. The Company generally delivers large system configured products to customers within six to eight weeks of its receipt of firm orders. Where the Company makes direct end-user installations, deliveries generally occur four to eight weeks from receipt of firm orders.
Management does not believe that the Company's backlog is a meaningful indication of future sales.

Employees

As of October 31, 1995, the Company had 241 full-time employees, of whom 48 were product development personnel, 66 were production personnel, 84 were sales, marketing and service support personnel and 43 were administrative personnel. This compares to 288 at October 31, 1994. The decrease from 1994 was primarily attributable to a restructuring of the Company's manufacturing operations. Subsequent to year-end, the Company further reduced its personnel to 216, with a restructuring of production and administrative personnel.

Many of the Company's employees are highly skilled, and the Company's continued success will depend, in part, on its ability to attract and retain such employees. None of the Company's employees are covered by a collective bargaining agreement; however, five of the Company's employees, all of whom work in the Boston service center, are members of a local collective bargaining unit. The Company believes its relations with its employees are good.


Item 2.       Properties

The Company's executive offices and engineering facilities of approximately 22,800 square feet, located at 565 Taxter Road, Elmsford, New York, are subject to a lease expiring in February 1999, with an option to further extend the lease until February 2003. The Company, during 1995, relocated its production facility from its 67,000 square foot facility in Yonkers, New York, and currently leases approximately 15,000 square feet at Three Westchester Plaza, Elmsford, New York, where it conducts its assembly and quality assurance operations, subject to a lease expiring in 2001, with an option to renew into 2003.

During 1995, the Company relocated its Licom headquarters to a nearby facility in Herndon, Virginia. The new facility consists of approximately 8,600 square feet of office and production space with a lease expiring in June 2000, with an option to renew for five years.

The Company leases office and production space related to its United Kingdom operation. The Company has exercised an option to terminate the sales office lease of approximately 1,700 square feet located in London effective May 1996 and is currently pursuing alternative locations to lease office space in the same area in London. The production facility and administrative offices with approximately 20,000 square feet located within 20 miles southeast of London, are subject to a lease expiring in 2005.

Leases for the domestic sales and service support locations include approximately: 5,900 and 2,500 square feet located in New York City, expiring in April 1997 and July 1999, respectively; 1,300 square feet located in Boston, Massachusetts, expiring in April 1996; and, 1,800 square feet in Chicago, Illinois, expiring in November 1996. Subsequent to the fiscal year end the company extended its lease for 1,800 square feet of office space in San Francisco, California, for one year to expire in December 1996;

Management believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.


Item 3.       Legal Proceedings

In October 1994, the Company commenced an action against Technical Telephone Systems, Inc. ("TTSI") in New York State Supreme Court, Westchester County, for minimum payments due to the Company in the amount of $650,000 under a distribution agreement between the Company and TTSI. In November 1994, TTSI filed a counterclaim against the Company denying all allegations stated in the Company's complaint and alleging a breach of good faith and fair dealing by the Company, claiming damages of $1 million. The Company believes its claim against TTSI is meritorious and believes TTSI's counterclaim against the Company, which the Company will vigorously defend, is without merit.

There are no other material pending legal proceedings as of December 31, 1995.


Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended October 31, 1995.

                                     Part II

Item 5.       Market for the Registrant's Common Equity and
              Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers Automated Quotation-National Market System ("NASDAQ") under the symbol VBAN. The following table shows the high and low sales prices for the Company's Common Stock quoted in the over-the-counter market for the fiscal quarters indicated as reported on the NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commissions.

Fiscal 1995                      High       Low
-----------                     ------    ------
Fourth Quarter                  $ 2.75    $ 1.88
Third Quarter                   $ 3.50    $ 1.88
Second Quarter                  $ 3.25    $ 1.88
First Quarter                   $ 5.25    $ 2.75

Fiscal 1994                      High       Low
-----------                     ------    ------
Fourth Quarter                  $ 5.63    $ 3.88
Third Quarter                   $ 4.75    $ 3.63
Second Quarter                  $ 6.25    $ 4.13
First Quarter                   $ 5.88    $ 4.38

As of December 31, 1995, there were approximately 600 holders of record of the Company's Common Stock.

The Company has never paid a regular dividend on its shares, and does not anticipate paying dividends in the near future.

Item 6.  Selected Financial Data

The selected financial data presented below have been derived from the audited financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                                    For the Year Ended October 31,
                             ------------------------------------------------------------------------------
                               1995             1994             1993            1992                1991
                             --------         --------         --------         --------           --------
                                                   (in 000's, except per share data)
Sales ...............        $ 29,351         $ 31,078         $ 25,741         $ 28,888           $ 24,155
Income (loss)
  before cumulative
  effect of
  accounting change .         (11,594)             627           (1,134)             248              1,253(1)
Cumulative effect
  of accounting
  change ............            --              1,242             --               --                 --
                             --------         --------         --------         --------           --------
Net income (loss) ...        $(11,594)        $  1,869         $ (1,134)        $    248           $  1,253(1)
                             ========         ========         ========         ========           ========

Per share data:
  Income (loss)
    before
    cumulative
    effect of
    accounting change        $  (2.18)        $    .12         $   (.21)        $    .04           $    .19(1)
  Cumulative effect
    of accounting
    change ..........            --                .23             --               --                 --
                             --------         --------         --------         --------           --------
  Income (loss) per
    share ...........        $  (2.18)        $    .35         $   (.21)        $    .04           $    .19(1)
                             ========         ========         ========         ========           ========

Weighted average
  number of shares
  of common stock
  and common stock
  equivalents .......           5,322            5,311            5,285            6,069              6,640
Cash dividends per
  common share ......        $    .00         $    .00         $    .00         $    .00           $    .00
Working capital .....        $  9,622         $ 18,935         $ 19,684         $ 19,931           $ 27,008
Total assets ........        $ 21,212         $ 36,027         $ 30,639         $ 29,944           $ 39,708
Shareholders' equity         $ 14,398         $ 26,039         $ 23,963         $ 25,273           $ 33,540

(1) Includes the net effect of settling a claim made by the Company against its United Kingdom distributor, Mercury Dealing Systems, of approximately $2.0 million, or $.17 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As an aid to understanding the Company's operating results, the following table shows, for the periods indicated, the percentage relationship which each item bears to sales.

                                                   Fiscal Year Ended October 31,
                                                   -----------------------------
                                                    1995        1994       1993
                                                    -----       -----      -----
Sales
  Equipment .................................        80.4%       86.7%      92.3%
  Service ...................................        19.6        13.3        7.7
                                                    -----       -----      -----
Total sales .................................       100.0       100.0      100.0

Cost of sales
  Equipment(*) ..............................        88.8        55.4       59.3
  Service(*) ................................        48.1        71.6       44.0
                                                    -----       -----      -----
Total cost of sales .........................        80.8        57.5       58.1
                                                    -----       -----      -----
Gross Profit ................................        19.2        42.5       41.9
Selling, general and
  administrative expenses ...................        44.6        30.7       35.4
Research and development expenses ...........        13.4        10.7       12.7
                                                    -----       -----      -----
Operating income (loss) .....................       (38.8)        1.1       (6.2)
                                                    =====       =====      =====
Income (loss) before cumulative
  effect of accounting change ...............       (39.5)        2.0       (4.4)
Cumulative effect of accounting change ......          --         4.0         --
                                                    -----       -----      -----
Net income (loss) ...........................       (39.5)%       6.0%      (4.4)%
                                                    =====       =====      =====

* Presented as a percentage of the related sales categories.


Sales

Sales for the year ended October 31, 1995 were $29.4 million, a $1.7 million, or 5%, decrease from sales for 1994. The decrease in sales was attributable to the decrease in equipment sales. Equipment sales for the year, which include new equipment installations plus moves, adds and changes for customers' existing systems, were $23.5 million in 1995 as compared to $27.0 in 1994. Sales of the Company's Power Deck product increased from $2.6 million in 1994 to $9.9 million in 1995, or a 281% increase as product migration continued in favor of the Power Deck and away from older products. Sales for the Company's older products, Viax DN and Viax Analog, decreased from $19.0 million in 1994 to $9.4 million in 1995, or a 51% decrease. Sales for the Company's Licom ProMX product decreased from $3.3 million to $3.1 million, or 6%, primarily due to higher discounting for the product. Service sales increased from $4.1 million in 1994 to $5.8 million in 1995, or a 39% increase reflecting the transformation of the Company's distribution channels to a direct sales and service network.

Sales in 1995 to non-financial customers (i.e., government agencies, airlines, public utilities) accounted for $3.7 million, or 13% of sales, a $1.1 million decrease from 1994 non-financial customer sales. The decrease was related primarily to lower sales of specially enhanced E9-1-1 products made under a contract with a division of AT&T which expired in 1994.

Sales for the year ended October 31, 1994 were $31.1 million, a $5.4 million or a 21% increase over sales for 1993. The increase in sales was attributable primarily to the introduction of the Company's latest user interface product named Power Deck, of $2.6 million. In addition, service sales increase of $2.1 million, from $2.0 million in 1993 to $4.1 million in 1994, was attributable primarily to the sales and service operations acquired in 1994. Furthermore, sales for Licom's ProMX product increased $.6 million, or 18%, in 1994 as compared to 1993.

Sales in 1994 to non-financial customers (i.e., government agencies, airlines, public utilities) accounted for $4.8 million, or 15% of sales, a $.8 million increase from 1993 non-financial customer sales. The increase was related primarily to increased business in the power utilities industry, offset by lower E9-1-1 product sales.

Since the Company sells product to its foreign customers and distributors in U.S. dollars, it is unaffected by currency translations. The Company's United Kingdom operations transacts sales in pounds sterling or US dollars. Those sales transacted in pounds sterling were not materially impacted by foreign exchange rate fluctuations during 1995 or 1994. The Company has, from time to time, hedged foreign currency transactions when deemed necessary.

Reflecting the transformation of the Company's distribution channels from third party distributors to a direct sales and service network, $24.1 million, or 82% of total sales were direct in 1995, as compared to $21.5 million and $13.5 million, or 70% and 53% of sales in 1994 and 1993, respectively.

Gross Profit Margins

Gross profit margins were 19% in 1995 as compared to 42% in 1994. Equipment gross profit margins were 12% in 1995, as compared to 45% in 1994. The decrease in equipment gross profit margins was attributable primarily to three factors -- $3.8 million of special fourth quarter expense adjustments, a manufacturing restructuring program initiated by the Company, and competitive discounting for the Company's product.

The Company recorded several special fourth quarter 1995 expense adjustments, including a $2.3 million increase in inventory reserves related to older product lines, a $.9 million write-off of an intangible asset related to a license for product technology no longer used, a $.3 million of inventory charges, and a $.3 million increase in warranty reserves. Additionally, the Company restructured its production operations during the year from an internal manufacturing process to one which relies to a significant extent on out-sourcing of the Company's sub-assemblies. This transition process yielded significant unfavorable manufacturing variances during the year. Also, the Company found it necessary to offer larger discounts for its products in order to meet competitive challenges.

Service gross profit margins increased to 52%, in 1995 from 28% in 1994. Service sales increased 39% over 1994 levels as the Company transformed from a distributor based network to that of a direct sales and service network, while the service cost of sales decreased 6%, due to economies of scales and better efficiencies brought about by a larger customer base.

Gross profit margins were 42% in both 1994 and 1993. Equipment gross profit margins improved to 45%, in 1994, from 41%, in 1993, as a result of a higher sales volume of the Company's Power Deck and VIAX DN product which typically earn higher gross margins, combined with the effect of direct sales resulting in higher gross margins and success of cost containment efforts in manufacturing. Service gross profit margins declined to 28%, in 1994 from 56% in 1993 as a result of a lower percentage of high-margin repair service sales, coupled with costs related to the integration of the Company's newly transformed direct sales and service network developed largely through acquisitions.

Operating Expenses

Total operating expenses for 1995 increased to $17.0 million, representing a 33% increase from $12.8 million for 1994. Operating expenses as a percent of sales were 58% in 1995 as compared to 41% in 1994. The selling, general and administrative expenses increase as a percentage of sales to 45% in 1995 from 31% in 1994 was attributable primarily to the costs of the service businesses acquired in 1994, combined with non-recurring charges related to the Company's restructuring during the year.

Total operating expenses for 1994 increased to $12.8 million, representing a 3% increase from $12.4 million for 1993. Operating expenses as a percent of sales were 41% in 1994 as compared to 48% in 1993. Selling, general and administrative expenses decreased as a percentage of sales from 35% in 1993 to 31% in 1994 as the equipment and service sales, derived from the business acquisitions and product introductions, increased 21%, while the related fixed operating costs increased 13%. Although research and development costs were consistent with the 1993 level of $3.3 million, the sales increase of 21% from 1993 to 1994 brought research and development expenses down to 11% of sales in 1994 as compared to 13% of sales in 1993.

Selling, general and administrative costs for 1995 increased $3.6 million to $13.1 million, or 38%, from $9.5 million in 1994. Of the increase, $2.4 million was attributable to the full year impact of the Company's London, New York and Boston sales and service center operations which were acquired during 1994. Additionally, the Company exercised its right to terminate its current lease for 67,000 square feet of manufacturing space in Yonkers, New York, relocating to a 15,000 square foot production and assembly facility in Elmsford, New York. The Company recorded a $.4 million non-recurring restructuring charge related to expenses to be incurred and assets to be disposed of during the transition of the manufacturing facility to the new location. Additionally, the Company further restructured its manufacturing, engineering and administrative departments, resulting in a severance accrual and other miscellaneous costs at year-end of $.8 million.

Selling, general and administrative costs for 1994 increased 5% to $9.5 million from $9.1 million in 1993. In 1994, the level of selling, general and administrative costs was positively affected by a reversal of the remaining relocation reserve of $.4 million, originally established in 1990, which was attributable to the renegotiation of the lease at the Company's executive offices. Additionally, in 1993 the Company recorded a non-recurring executive severance charge of $.5 million and an increase in reserves of $.2 million on potentially uncollectible accounts and notes receivable. When excluding these aforementioned non-recurring items, selling, general and administrative expenses increased in 1994 by $1.5 million, or 13%, over 1993, which was attributable primarily to increased expenses as a result of the newly-acquired service operations in Boston and New York and manufacturing and service operations in the United Kingdom.

Research and development expenses for 1995 of $3.9 million increased $.6 million, or 18%, from $3.3 million in 1994. Research and development expenses as a percent of sales increased to 13% in 1995, as compared to 11% in 1994. This increase was a result of the development of the new products and services introduced during the latter part of the year including DXi, Broad Band DN, WAN ONE and the exchange phone, which is being installed at the Chicago Board of Trade.

Research and development expenses for 1994, $3.3 million, remained at the 1993 levels. Research and development expenses as a percent of sales decreased to 11% in 1994, as compared to 13% in 1993. This decrease was a result of developing the final stages of the Power Deck in 1993, while sales for that product did not occur until 1994. Additionally, service sales, which increased from $2.0 million in 1993 to $4.1 million in 1994, do not require significant research and development related expenditures.

Other Income and Expense

Net investment income for 1995 was $.1 million, a decrease of $.3 million from 1994. The decrease was attributable primarily to the decrease in marketable securities, of which $4.2 million was used to fund the current year's net operating loss and net realized losses on certain securities sold.

Net investment income for 1994 was $.4 million, a decrease of $.2 million from 1993. The decrease was attributable primarily to the decrease in marketable securities, of which $4.4 million was used for the Company's business acquisitions.

Provision for Income Taxes

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized, based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates. The cumulative effect of the adoption of SFAS 109 as of November 1, 1993, was $1,242,000, net of a valuation allowance of $150,000. There was no change in the valuation allowance during 1994. During 1995 the Company recorded an additional deferred tax asset of $4,325,000 and also recorded an additional valuation allowance of $4,876,000. The total valuation allowance as of October 31, 1995 of $5,026,000 reduces the deferred tax asset to the amount that management believes will ultimately be realized. During 1995, the Company reversed $250,000 of prior years' tax accruals which are no longer required. The Company's 1995, 1994 and 1993 tax provisions of $301,000, $150,000 and $50,000 reflect effective tax rates of
(3)%, 19%, and (5)%, respectively.

Net Income (Loss) Per Share

For 1995, the Company recorded a net loss of $11.6 million, or $2.18 per share, as compared to net income of $.6 million, or $.12 per share, before the cumulative effect in 1994 of the accounting change for income taxes, and a net loss of $1.1 million in 1993, or $.21 per share. Inclusive of the cumulative effect of the accounting change, net income was $1.9 million, or $.35 per share, in 1994.

Liquidity and Capital Resources

In order to meet its liquidity demands during fiscal 1996, the Company may seek to obtain a credit facility from a lending institution. The Company has no debt outstanding and believes it will be able to obtain a credit facility which, together with other resources, would provide sufficient liquidity to meet projected requirements.

The Company's aggregate of cash, cash equivalents and marketable securities at October 31, 1995, declined $4.8 million, to $2.9 million, compared to the balances reported at October 31, 1994. This decline was largely attributable to the use of funds to support the Chicago Board of Trade contract and to fund the net operating loss. Inventory, net of accounts payable decreased $2.1 million, from $8.2 million in 1994 to $6.1 million in 1995, as the Company reduced inventory as part of the Company's restructuring plans during the year. Accounts receivable decreased $2.9 million, from $7.7 million in 1994 to $4.8 million in 1995, primarily attributable to a decrease in fourth quarter sales of $2.3 million for 1995 as compared to 1994. Capital expenditures were $.9 million in 1995 as compared to $.6 million in 1994.

The Company's aggregate of cash, cash equivalents and marketable securities at October 31, 1994 declined $6.4 million, to $7.7 million, compared to the balances reported at October 31, 1993. This decline was largely attributable to the use of funds for business acquisitions made in 1994. In addition, inventory balances increased to support the introduction of Power Deck and the multiple inventory locations to support direct sales and maintenance customers. Accounts receivable balances increased as a result of a higher-than-normal volume of sales in the latter part of the fourth quarter related to the introduction of Power Deck. Cash levels were offset as a result of higher accounts payable due to increased inventories to meet sales levels for the fourth quarter 1994. Customer deposits increased during 1994 due to pre-payments received against future large sales orders. Capital expenditures during 1994 were $.6 million as compared to $.7 million in 1993.

The Company's working capital was $9.6 million as of October 31, 1995 a $9.3 million decrease from $18.9 million as of October 31, 1994. Working capital was $18.9 million as of October 31, 1994, a $.8 million decrease from $19.7 million as of October 31, 1993.

The Company has no significant commitments for capital expenditures as of October 31, 1995.

The Company's cash management practice is to invest mainly in medium to high-grade municipal securities and United States Treasury and United States Government Agency securities, with maturities ranging from 90 days to 3 years.


Item 8.  Financial Statements and Supplementary Data

The response to this item is incorporated by reference to pages F-1 through F-13 and S-1 herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

  Name                                Age     Office Held
  ----                                ---     -----------
  Thomas E. Feil (1)                  54      Chairman, Chief Executive Officer, Director
  John E. Petronzi                    47      Executive Vice President
  Thomas Hughes                       36      Chief Operating Officer
  Mark R. Hahn                        38      Vice President - Chief Financial Officer
  Sven R. Englund (4)                 42      Vice President - Engineering
  George J. Rogers (5)                42      Vice President
  Luke P. LaValle, Jr. (2)(3)         53      Director
  Thomas H. Lenagh (2)                71      Director
  Brian S. North (1)                  44      Director
  Joseph M. O'Donnell (1)(3)          49      Director
  A. Eugene Sapp, Jr.                 59      Director
  Paul B. Twomey (6)                  62      Director
  J. Stephen Vanderwoude (3)          52      Director

(1)  Member of stock option committee.
(2)  Member of audit committee.
(3)  Member of compensation committee.
(4)  Resigned as an Officer effective November 17, 1995.
(5)  Resigned as an Officer effective November 3, 1995.
(6)  Resigned as a Director effective October 31, 1995.


There is no family relationship among any of the directors or executive officers of the Company. Information with respect to the directors and executive officers of the Company, based upon information furnished by them, is set forth below.

Thomas E. Feil has served as Chairman of the Company from April 1985 to present, as a Director since its inception and as Chief Executive Officer from April 1985 to August 1988 and from August 1993 to present. From the Company's inception until April 1985, Mr. Feil was President of the Company.

Thomas Hughes was appointed Chief Operating Officer of the Company in August 1995. Previously, he served the Company as Vice President of Marketing and Product Planning from 1993 to 1995. Mr. Hughes began his career with the Company in 1988 as a Staff Engineer and held various engineering management positions of increasing responsibility until his appointment as Vice President. Prior to joining the Company, he worked as a researcher at CBS Laboratories' Technology Center and a Systems Engineer at United Technologies.

John E. Petronzi has served as Executive Vice President of the Company since January 1994. Prior to joining the Company, Mr. Petronzi was Vice President - Sales and Marketing for JWP Telecom, Inc., from 1992. Prior to that he was Vice President and General Manager for JWP Integrated Communications Services, from 1990. From 1982 through 1990, he held various positions with Centel Corporation subsidiaries, most recently as Regional Vice President for Centel Communications Systems.

Mark R. Hahn was appointed Vice President and Chief Financial Officer of the Company in August 1995. Previously, he served as Controller of the Company since November 1994. Prior to joining the Company, he was a consultant to American Airlines in Fort Worth, TX. From 1991 to 1994, he served as Vice President of Finance and Controller for Business Express Corporation in Westport, CT. He joined Business Express in 1990 as Controller. From 1987 to 1990, he held the positions of Corporate Controller and Director of Corporate Planning and Accounting with Waldenbooks in Stamford, CT. He began his career as a certified public accountant with Price Waterhouse.

Luke P. LaValle, Jr. has served as a Director of the Company since June 1992. Since 1980, Mr. LaValle has been President and Chief Investment Officer of American Capital Management, Inc., a New York City based management firm for individuals, trusts, pension and profit sharing accounts. Prior to forming American Capital Management, Inc., Mr. LaValle worked for United States Trust Company of New York for 13 years specializing in small company investing in the Pension and Institutional Investment Division.

Thomas H. Lenagh has served as a Director of the Company since June 1993. Mr. Lenagh has served as an independent financial consultant for the last six years. Mr. Lenagh is also a Director for CML, Inc., Gintel Funds, Adams Express, Clemente Growth Fund, U.S. Life Co., SCI Systems, ICN Biomedicals, Irvine Sensors Corporation, Franklin Quest and Styles on Videos.

Brian S. North has served as a Director of the Company since September 1988. Mr. North has been a member of the law firm of White and Williams since 1994. From 1987 to 1994, he was a member of the law firm of Elliott, Reihner, Siedzikowski, North & Egan, P.C. and predecessor law firms. From 1980 to 1987, he was Senior Corporate Counsel of Sun Company, Inc., an energy resources company.

Joseph M. O'Donnell has served as a Director of the Company since June 1991. Since July 1994, Mr. O'Donnell has been the Chief Executive Officer and a Director of Computer Products, a manufacturer in Boca Raton, Florida. From 1993 to 1994, he was Chief Executive Officer for Savin Corporation, after one year of being an independent business consultant. From 1990 to 1992 he served as President and Chief Executive Officer of GO/DAN Industries Inc., a Connecticut-based manufacturer of automobile parts sold primarily in the after market. He is also a director of Cincinnati Microwave, Inc., a publicly held company.

A. Eugene Sapp, Jr. has served as a Director of the Company since August 1994. Mr. Sapp, employed by SCI Systems since 1962, has been the President, Chief Operating Officer and Director of the company since 1981. Mr. Sapp also serves as a Director of Irvine Sensors Corp., and CMS, Inc. of Tampa, Florida.

J. Stephen Vanderwoude has served as Director of the Company since May 1994. Mr. Vanderwoude is currently President, Chief Executive Officer and Director for Video Lottery Technologies in Atlanta, Georgia. Prior to that, he was the President and Chief Operating Officer of Sprint Corporation's Local Telecommunication Division until September 1993. Prior to the merger of Sprint and Centel corporations in March 1993, Mr. Vanderwoude was President and a Director of Centel Corporation from 1988 and held various executive and management positions with Centel since joining the company in 1971. Mr. Vanderwoude is a Director of First Midwest, a bank holding company.

Each officer is elected by and serves at the pleasure of the Board of Directors. Directors are elected annually by the shareholders, except when the Board of Directors may elect a director to fill a vacancy on the Board. The executive officers of the Company are elected annually by the Board of Directors.

The Board of Directors has three standing committees: Stock Option, Executive Compensation and Audit Committees. The Stock Option Committee exercises the responsibilities of the Board in granting options under and administering the Company's 1982 Incentive Stock Option Plan and its 1984 Stock Option Plan. The Executive Compensation Committee's principal functions are to recommend to the Board of Directors the compensation arrangements for the executive officers of the Company. The Audit Committee's principal functions are to review with internal financial staff and the Company's independent public accountant, the
Company's   reporting  process  and  internal  controls  and  to  recommend  the selection, retention or termination of the independent public accountants. The Company has entered into Indemnity Agreements with each of its directors and certain of its officers, pursuant to which the Company is obligated to reimburse or pay certain expenses incurred by its directors and officers arising out of claims made against them in connection with their services to the Company.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal years ended October 31, 1995, 1994 and 1993 concerning the compensation of the Company's Chairman and Chief Executive Officer and each of its other executive officers whose salary and bonus for fiscal 1995 exceeded $100,000:

                                                                                                Long-Term
                                                            Annual Compensation                Compensation (1)
                                                  -----------------------------------------    ------------
                                                                                                Securities
  Name/                                                                        Other Annual     Underlying       All Other
  Principal Position                Year          Salary            Bonus      Compensation     Options (#)     Compensation (2)
-------------------------           ----          ------            -----      ------------     ----------      ------------
Thomas E. Feil,                     1995         $199,000         $   --          $--               --           $  1,528
Chairman, Chief Executive           1994          199,998             --           --               --               --
Officer and Director                1993          192,306             --           --               --               --

John E. Petronzi, (3)               1995          150,000           10,000         --             10,000             --
Executive Vice President            1994          130,989             --           --             45,000             --
                                    1993             --               --           --               --               --

Thomas Hughes, (4)                  1995          103,616            3,276         --             16,000            1,036
Chief Operating Officer             1994           88,858             --           --              6,000              889
                                    1993           79,404             --           --               --                794

George J. Rogers, (5)               1995          125,000            4,664         --             10,000            1,250
Vice President                      1994          123,076             --           --             25,000            2,003
                                    1993           99,824             --           --               --              1,696

Sven R. Englund, (6)                1995           97,999            3,276         --               --                980
Vice President                      1994           95,656             --           --              1,500              956
                                    1993           95,346             --           --               --                953

--------------------------------
1. Other than the Company's 401(k) Plan and its stock option and stock purchase plans, the Company does not have any long-term incentive plans and does not grant restricted stock awards.
2. Includes amounts contributed by the Company under the Company's 401(k) Plan during the fiscal year and any additional discretionary annual contributions related to the prior fiscal year.
3. Mr. Petronzi joined the Company in January 1994. Mr. Petronzi entered into an employment agreement whereby he is entitled to one year's compensation should he be terminated without cause. He was also provided a three-year loan in the amount of $30,000 with interest at 6% per annum.
4. Mr. Hughes entered into an agreement with the Company in May 1995 whereby he is entitled to receive one year's compensation should there be a change of control of the Company within one year from the date of the agreement.
5. Mr. Rogers served as Vice President and Chief Financial Officer until August 29, 1995. He resigned from the Company as a Vice President effective November 3, 1995. He also served as a consultant to the Company through December 31, 1995.
6. Mr. Englund resigned from the Company as a Vice President effective November 17, 1995.

STOCK OPTIONS

The following tables summarize option grants during the fiscal year ended October 31, 1995 to the Named Officers and the value of the options held by such persons at the end of such fiscal year. None of the Named Officers exercised any stock options during the fiscal year ended October 31, 1995. The Company does not maintain any pension plans or any supplementary pension award plans.

Option Grants in Last Fiscal Year

                                                                                             Potential Realizable value
                                                                                               at Assumed Annual Rates
                                                                                             of Stock Price Appreciation
                                                     Individual Grants                             for Option Term
                           ---------------------------------------------------------------------------------------------
                           Number of         Percentage of
                           Securities        Total Options
                           Underlying         Granted to
                            Options          Employees in       Exercise Price    Expiration
Name                        Granted           Fiscal Year         (Per share)        Date           5%             10%
----                      -----------        -------------      --------------    ----------      -------        -------
  Thomas Hughes             16,000               21%             $2.00-$3.13         2005         $23,118        $59,782
  John E. Petronzi          10,000               13%                3.13          01/13/2005        7,436         30,351
  George J. Rogerss         10,000               13%                3.13          01/13/2005        7,436         30,351

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option value

                                                                                       Value of Unexercised in-the
                                                        Number of Unexercised                Money Options at
                                                          Options at FY-End                       FY-End
                                                     --------------------------------------------------------------
                           Shares
                         Acquired on     Value
  Name                    Exercise      Realized     Excercisable   Unexercisable    Excercisable     Unexercisable
  ----                   -----------    --------     ------------   -------------    ------------     -------------
  Thomas E. Feil            --            $ --           25,000          --             $ --            $  --
  Thomas Hughes             --            $ --           11,567        14,000             --              3,750
  John E. Petronzi          --            $ --           25,000        35,000             --               --

COMPENSATION OF DIRECTORS

The Company pays each outside director an annual director's fee of $7,500 plus $500 for each board meeting attended (up to a limit of six meetings per year), plus deferred cash compensation payable upon termination of service as a director in an amount equal to $2,000 for each year of service as a director. Additionally, each director is reimbursed for out-of-pocket travel expenses incurred to attend a board meeting and may receive reasonable compensation for chairing any committee of the board. Outside directors also receive, upon election or re-election as a director, a grant of stock options under the Company's 1984 Stock Option Plan covering 2,000 shares of the Company's Common Stock, at an exercise price equal to the fair market value on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. LaValle, O'Donnell and Vanderwoude comprise the Compensation Committee. Messrs. Feil, North and O'Donnell comprise the Stock Option Committee. Mr. Feil is an officer and employee of the Company, but is not eligible to receive stock options while serving on the committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's shares of Common Stock, each director of the Company, each executive officer named in the executive compensation table, and all directors and executive officers of the Company as a group, as of December 31, 1995.

                                                                    Number of Shares                Percentage of
                                                                   Beneficially Owned                   Class
                                                                   ------------------               -------------
Thomas E. Feil                                                          1,461,472   (2)(4)              26.3%
565 Taxter Road, Elmsford, NY 10523

Sven R. Englumd                                                            17,054   (4)                   *
565 Taxter Road, Elmsford, NY 10523

Thomas Hughes                                                              14,567   (4)                   *
565 Taxter Road, Elmsford, NY 10523

Luke P. LaValle, Jr.                                                       16,000   (1)(4)                *
460 East 79th Street, New York, NY 10021

Thomas H. Lenagh                                                            9,000   (1)(4)                *
1 Brookside Drive, Westport, CT 06880

Brian S. North                                                             99,000   (1)(3)(4)           1.8%
213 Croft Ridge Drive, Broomall, PA 19008

Joseph M. O'Donnell                                                        16,000   (1)(4)                *
587 Shrub Oak Lane, Fairfield, CT 06430

John E. Petronzi                                                           40,000   (4)                   *
565 Taxter Road, Elmsford, NY 10523

George J. Rogers                                                           61,866   (4)                 1.1%
565 Taxter Road, Elmsford, NY 10523

A. Eugene Sapp, Jr.                                                         2,000   (1)                   *
528 Adams Street, Huntsville, AL 35801

Paul B. Twomey                                                             16,000   (1)(4)                *
Rt. # 1, Box 1028, Sly Brook Road, Soldier Pond, ME 04781

J. Stephen Vanderwoude                                                      4,000   (1)                   *
Box 1735, 2316 Youngs Road, Southern Pines, NC 28388

All directors and executive officers as a group (13 persons)            1,760,959   (4)                 31.7%

--------------------
* - less than 1%

(1) Excludes options granted upon his election to serve as an outside director at the last annual meeting of shareholders, covering 2,000 additional shares, exercisable at and after the 1996 annual meeting of shareholders.

(2) Excludes 80,000 shares held in an irrevocable trust for Mr. Feil's daughter, over which Mr. Feil holds no voting or investment power.

(3) Includes 80,000 shares held in an irrevocable trust for which Mr. North is the trustee. Mr. North has no economic interest in the trust. However, he holds investment and voting authority over such shares.

(4) Includes shares that may be acquired upon exercise of options, which are currently excercisable or are excercisable within 60 days, as follows: Mr. Feil, 25,000 shares; Mr. Englund, 16,400 shares; Mr. Hughes, 13,567 shares; Mr. Sapp, 2,000 shares; Mr. LaValle, 6,000 shares; Mr. Lenagh, 6,000 shares; Mr. North, 19,000 shares; Mr. O'Donnell, 16,000 shares; Mr. Twomey, 16,000 shares; Mr. Petronzi, 40,000 shares; Mr. Rogers, 60,866 shares; Mr. Vanderwoude, 2,000 shares; and all directors and executive officers as a group, 226,833 shares.

Item 13. Certain Relationships and Related ransactions

None.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

         (a)  1.  Financial Statements:

           Description

Independent Auditors' Report - 1995 and 1994
Report of Independent Public Accountants - 1993
Consolidated Balance Sheets as of October 31, 1995 and 1994
Consolidated Statements of Operations for the Years Ended
  October 31, 1995, 1994 and 1993
Consolidated Statements of Shareholders' Equity for the
  Years Ended  October  31,  1995, 1994 and 1993
Consolidated Statements of Cash Flows for the Years Ended
  October 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements



              2.  Financial Statement Schedule:

VIII     Valuation and Qualifying Accounts

All other schedules not listed above have been omitted because the information has been otherwise supplied in the financial statements or the notes thereto or they are not applicable, or the amounts are insignificant or immaterial.

         (b)  Reports on Form 8-K:

              None

         (c)  Exhibits:

               3.1        Restated Certificate of Incorporation. (5)
               3.2        Amended By-Laws. (1)
               10.1       Lease dated April 22, 1988 between registrant and
                          URBCO, Inc. for premises at 565 Taxter Road, Elmsford,
                          New York. (2)
               10.2       Amended and Restated 1982 Incentive Stock Option Plan,
                          as amended. (7)
               10.3       1984 Stock  Option Plan adopted by Registrant on
                          June 27, 1984, as amended. (7)
               10.4       1986 Employee Stock Purchase Plan, as adopted by
                          Registrant in December 1985, as amended. (7)
               10.5       Rights Agreement, dated as of February 20, 1989
                          between the Company and Registrar & Transfer Company,
                          as rights agent. (4)
               10.6       Letter of Registrant to Thomas E. Feil dated
                          August 29, 1989. (1)
               10.7       Adoption of Non-Standardized Retirement Plan and Trust
                          (401-K) dated January 1, 1989, as amended. (5)
               10.8       Amendment dated October 14, 1991 to a lease dated
                          April 22, 1988 between the Company and URBCO, Inc.
                          for premises at 565 Taxter Road, Elmsford,
                          New York. (7)
               10.9       Second Amendment dated February 20, 1992 to a lease
                          dated April 22, 1988 between the Company and
                          URBCO, Inc. for premises at 565 Taxter Road, Elmsford,
                          New York. (7)
               10.10      Third Amendment dated May 28, 1993 to a lease dated
                          April 22, 1988 between the Company and URBCO, Inc.
                          for premises at 565 Taxter Road, Elmsford,
                          New York. (6)
               10.11      Fourth Amendment dated June 8, 1994 to a lease dated
                          April 22, 1988 between the Company and URBCO, Inc.
                          for premises at 565 Taxter Road, Elmsford,
                          New York. (6)
               10.12      Agreement dated July 1, 1992 between the Company and
                          California Institute of Technology. (9)
               10.13      Share Acquisition Agreement dated July 28, 1994,
                          relating to TR Financial Communications plc, together
                          with Deed of Covenant of the same date between the
                          Company and Mercury Communications Limited. (8)
               16         Letter regarding change in certifying accountant (3)
               21         Subsidiaries
               23.1       Consent of Deloitte & Touche LLP
               23.2       Consent of Arthur Andersen LLP

Footnotes to Exhibits

1. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1989, and incorporated herein by reference.
2. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.
3. Filed as an exhibit to the Company's Current Report on Form 8-K filed March 18, 1994, and incorporated herein by reference.
4. Filed as an exhibit to the Company's registration statement on Form 8-A filed February 22, 1989, and incorporated by reference.
5. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1990, and incorporated herein by reference.
6. Filed as an exhibit to the Company's Quarterly Report on Form 10-K for the period ended October 31, 1994.
7. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1992, and incorporated herein by reference.
8. Filed as an exhibit to the Company's Current Report on Form 8-K filed August 12, 1994, and incorporated herein by reference.
9. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                               V BAND CORPORATION

Dated: January 22, 1996        By: /s/ Mark R. Hahn
                                  ----------------------------------------------
                                  Mark R. Hahn, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Thomas E. Feil and Mark R. Hahn his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                     Title                             Date
---------                     -----                             ----

/s/ Thomas E. Feil
---------------------         Chairman, Chief                   January 25, 1996
Thomas E. Feil                Executive Officer
                              and Director
                              (Principal
                              Executive Officer)


/s/ Mark R. Hahn
---------------------         Chief Financial                   January 25, 1996
Mark R. Hahn                  Officer (Principal
                              Financial and
                              Accounting Officer)


/s/ Luke P. LaValle, Jr.      Director                          January 25, 1996
------------------------
Luke P. LaValle, Jr.


/s/ Thomas H. Lenagh
---------------------         Director                          January 25, 1996
Thomas H. Lenagh


/s/ Brian S. North
---------------------         Director                          January 25, 1996
Brian S. North


/s/ Joseph M. O'Donnell       Director                          January 25, 1996
-----------------------
Joseph M. O'Donnell


/s/ A. Eugene Sapp, Jr.       Director                          January 25, 1996
-----------------------
A. Eugene Sapp, Jr.


/s/ J. Stephen Vanderwoude    Director                          January 25, 1996
--------------------------
J. Stephen Vanderwoude

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
V Band Corporation

We have audited the accompanying consolidated balance sheets of V Band Corporation and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the 1995 and 1994 financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1995 and 1994 consolidated financial statements present fairly, in all material respects, the financial position of V Band Corporation and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1995 and 1994 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes during the year ended October 31, 1994.


DELOITTE & TOUCHE  LLP

Stamford, Connecticut
December 19, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To V Band Corporation:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of V Band Corporation (a New York Corporation) and subsidiaries for the year ended October 31, 1993. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of V Band Corporation and subsidiaries for the year ended October 31, 1993 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN  LLP

New York, New York
December 16, 1993

                       V BAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1995 AND 1994
                          (in 000's, except share data)

                                                                     1995             1994
                                                                   --------         --------
ASSETS
Current Assets
Cash and cash equivalents                                          $  2,740         $  3,122
Marketable securities, at cost (approximates market)                    187            4,603
Accounts receivable, less allowance for doubtful
accounts of $456 in 1995 and $263 in 1994                             4,783            7,669
Inventories. net                                                      7,596           11,773
Deferred tax asset                                                      700            1,251
Prepaid expenses and other current assets                               430              505
                                                                   --------         --------
          Total current assets                                       16,436           28,923
                                                                   --------         --------
Fixed Assets
Furniture, fixtures, equipment and leasehold improvements             9,392           10,019
Less: Accumulated depreciation and amortization                      (7,821)          (8,536)
                                                                   --------         --------
Total fixed assets                                                    1,571            1,483
                                                                   --------         --------
Other Assets                                                          3,205            5,621
                                                                   --------         --------
TOTAL ASSETS                                                       $ 21,212         $ 36,027
                                                                   ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                   $  1,538         $  3,600
Accrued wages                                                         1,097              872
Customer deposits                                                     1,846            2,842
Other accrued expenses                                                2,333            2,674
                                                                   --------         --------
Total current liabilities                                             6,814            9,988
                                                                   --------         --------
Commitments and Contingencies (see notes)
Shareholders' Equity
Common stock, $.01 par value; authorized 20,000,000 shares:
issued 7,042,492 in 1995 and 7,035,770 in 1994                           70               70
Capital in excess of par value                                       19,776           19,756
Retained earnings                                                     6,215           17,809
Cumulative translation adjustment                                       105              172
                                                                   --------         --------
                                                                     26,166           37,807
Less - Treasury stock, at cost; 1,719,322 shares                    (11,768)         (11,768)
                                                                   --------         --------
Total shareholders' equity                                           14,398           26,039
                                                                   --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 21,212         $ 36,027
                                                                   ========         ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                        (in 000's, except per share data)

                                                         1995             1994            1993
                                                       --------         --------        --------
Sales
  Equipment                                            $ 23,591         $ 26,944        $ 23,770
  Service                                                 5,760            4,134           1,971
                                                       --------         --------        --------
      Total sales                                        29,351           31,078          25,741
                                                       --------         --------        --------
Cost of Sales
  Equipment                                              20,958           14,925          14,091
  Service                                                 2,770            2,959             867
                                                       --------         --------        --------
      Total cost of sales                                23,728           17,884          14,958
                                                       --------         --------        --------
Gross profit                                              5,623           13,194          10,783
                                                       --------         --------        --------
Operating Expenses
  Selling, general and administrative                    13,076            9,539           9,116
  Research and development                                3,935            3,308           3,278
                                                       --------         --------        --------
      Total operating expenses                           17,011           12,847          12.394
                                                       --------         --------        --------
      Operating income (loss)                           (11,388)             347          (1,611)

  Net investment income                                      73              427             666
  Other income (Expense)                                     22                3            (139)
                                                       --------         --------        --------
      Income (loss) before Income taxes and
        cumulative effect of accounting change          (11,293)             777          (1,084)
  Provision for Income Taxes                                301              150              50
                                                       --------         --------        --------
      Income (loss) before cumulative effect of
        accounting change                               (11,594)             627          (1,134)
  Cumulative Effect of Accounting Change                   --              1,242            --
                                                       --------         --------        --------
      Net Income (loss)                                $(11,594)        $  1,869        $ (1,134)
                                                       ========         ========        ========
Per share data
  Income (loss) before cumulative effect of
    accounting change                                  $  (2.18)        $    .12        $   (.21)
  Cumulative effect of accounting change                   --                .23            --
                                                       --------         --------        --------
  Net income (loss)                                    $  (2.18)        $    .35        $   (.21)
                                                       ========         ========        ========
Weighted average number of shares of common
  stock and comxnon stock equivalents                     5,322            5,311           5,285
                                                       ========         ========        ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31 1995, 1994 AND 1993
                                   {in 000's)

                                                                Capital in
                                                                 Excess of                        Cumulative
                                                  Common           Par           Retained         Translation      Treasury
                                                  Stock           Value          Earnings         Adjustment        Stock
                                                 --------       ---------        --------         -----------      --------
Balance, November 1, 1992                        $     70        $ 19,462        $ 17,074            $  61         $(11,394)
Proceeds from the employee stock purchase
  plan                                               --                88            --               --               --
Stock options exercised                              --                86            --               --               --
Net loss                                             --              --            (1,134)            --               --
Purchase of treasury stock                           --              --              --               --               (374)
Translation adjustment                               --              --              --                 24             --
                                                 --------        --------        --------            -----         --------
Balance, October 31, 1993                              70          19,636          15,940               85          (11,768)

Proceeds from the employee stock purchase
  plan                                               --                25            --               --               --
Stock options exercised                              --                95            --               --               --
Net income                                           --              --             1,869             --               --
Translation adjustment                               --              --              --                 87             --
                                                 --------        --------        --------            -----         --------
Balance, October 31, 1994                              70          19,756          17,809              172          (11,768)

Proceeds from the employee stock purchase
  plan                                               --                20            --               --               --
Net loss                                             --              --           (11,594)            --               --
Translation adjustment                               --              --              --                (67)            --
                                                 --------        --------        --------            -----         --------
Balance, October 31, 1995                        $     70        $ 19,776        $  6,215            $ 105         $(11,768)

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                                   (in 000's)

                                                               1995             1994             1993
                                                             --------         --------         --------
Cash Flows from Operating Activities
  Net Income (loss)                                          $(11,594)        $  1,869         $ (1,134)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Cumulative effect of accounting change                     --             (1,242)            --
      Depreciation                                                731              836              885
      Amortization and write-off of other assets                1,967              707              613
      Provision for doubtful accounts                             237              133              266
      Provision for inventory reserves                          2,734              990              629
      Deferred Income taxes                                       551               (9)            --
      (Gain) loss on disposat of fixed assets                    (166)            --                107
      Changes in assets and liabilities (net of
        business acquisitions):
          Decrease (increase) in accounts receivable            2,649           (2,394)           2,104
          Decrease (increase) in inventories                    1,443           (3,046)          (3,401)
          Decrease in prepaid expenses and other
            current assets                                         75              333              156
          Decrease in other assets                                449             (952)              61
          (Decrease) Increase in accounts payable and
             accrued expenses                                  (3,174)           1,114            2,008
          Foreign currency translation adjustment                 (67)              87               24
                                                             --------         --------         --------
              Net cash (used in) provided by
                operating activities                           (4,165)          (1,574)           2,318
                                                             --------         --------         --------
Cash Flows from Investing Activities
  Purchase of marketable securities                            (3,530)          (5,642)         (16,894)
  Sale of marketable securities                                 7,946           12,150           16,684
  Proceeds from the sale of fixed assets                          257
  Capital expenditures                                           (910)            (570)            (717)
  Payments for business acquisitions                             --             (4,365)            --
                                                             --------         --------         --------
              Net cash provided by (used in)
                investing activities                            3,763            1,573             (927)
                                                             --------         --------         --------

(Continued)

                       V BAND CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                                   (in 000's)

                                                               1995             1994             1993
                                                             --------         --------         --------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock                           20              120              174
  Purchase of treasury stock                                     --               --               (374)
                                                             --------         --------         --------
              Net cash provided by (used in)
                financing activities                               20              120             (200)
                                                             --------         --------         --------
Net (decrease) increase in cash and cash equivalents             (382)             119            1,191
Cash and Cash Equivalents, at beginning of year                 3,122            3,003            1,812
                                                             --------         --------         --------
Cash and Cash Equivalents at end of year                     $  2,740         $  3,122         $  3,003
                                                             ========         ========         ========
Supplementary Disclosures
Income taxes paid                                            $    215         $    146         $  4,700
                                                             ========         ========         ========

                 See notes to consolidated financial statements

                           V BAND CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  The Company

V Band Corporation and its wholly-owned subsidiaries (the "Company") designs, manufactures, sells, installs and services specialized telephone systems consisting of sophisticated telephone consoles and supporting common equipment for switching and access to telephone network facilities. These systems are sold primarily to financial services firms for use by traders in the trading and dealing of stocks, bonds, commodities and other financial instruments. The Company also designs, manufactures and distributes a family of digital communications multiplexers specifically designed for the "mission critical" communications of the electric power industry. Other markets include command and control applications for "right-of-way" companies such as utilities and transportation, and emergency service organizations.

Note 2:  Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Furniture, fixtures, equipment and leasehold improvements

Furniture, fixtures, equipment and leasehold improvements are carried at cost. Depreciation is computed using the straight-line method over 3-10 years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Revenue recognition

Equipment revenue, which includes equipment and labor for new system installations and modifications to existing systems at customer locations, is recognized as the product is shipped. For long-term contracts, equipment revenue is recognized under the percentage-of-completion method. Service revenue, which includes maintenance contract revenue and repairs, is recognized when the service has been completed.

Investment income

The Company's investment income is substantially comprised of interest earned on tax-exempt municipal bonds and United States Treasury and United States Government Agency securities. The Company primarily invests in medium-grade
(BBB) to high-grade (AAA) instruments with maturities ranging from 90 days to 3 years.

Income taxes

During 1995 and 1994, deferred income taxes were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109. During 1993, the provision for income taxes was provided under Accounting Principles Board Opinion No. 11. See Note 7.

Income (loss) per share

Income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding, unless anti-dilutive, during each year.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Foreign currency translation

For translation of the financial statements of its United Kingdom operations, the Company has determined that the local currency is the functional currency. Assets and liabilities of foreign operations are translated at year end exchange rates and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are made directly to the Cumulative Translation Adjustment component of Shareholders' Equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Note 3:  Inventories

Inventories are as follows, at October 31:

                                                  1995                 1994
                                              ------------         ------------
Finished goods                                $  6,270,000         $  5,920,000
Parts and components                             5,761,000            8,607,000
                                              ------------         ------------
                                                12,031,000           14,527,000
Less: Inventory reserves                        (4,435,000)          (2,754,000)
                                              ------------         ------------
                                              $  7,596,000         $ 11,773,000
                                              ============         ============

Note 4: Other assets

The Company has capitalized software costs of $1,106,000 which are being amortized on a straight-line basis over a five year period.

In 1988, the Company entered into a license and development agreement with CXC Corporation ("CXC") to develop and commercialize certain switching technology for $2,031,000. The CXC license was being amortized over ten years, the anticipated useful life of the technology. In March 1990, the Company amended the 1988 licensing agreement with CXC. The terms of such amendment provide for, among other things, a prepaid royalty of $1,040,000, which was capitalized and was being amortized based on projected units of sales for both the VIAX DN and Power Deck products that contain the licensed technology. The amortization commenced upon shipment of the Company's first product unit in 1991. During the year ended October 31, 1995, the Company reconfigured the components in their products, whereby the CXC technology acquired was no longer utilized. As such, the Company wrote-off the remaining net book value of the CXC intangible assets in the amount of $867,000.

In July 1994, the Company acquired all of the issued share capital of Mercury Dealing Systems ("MDS"), a subsidiary of Mercury Communications Limited. MDS had been a distributor of the Company's products in the United Kingdom since 1987. The aggregate purchase price for the share capital of MDS was $4,634,000, inclusive of liabilities assumed. The acquisition was accounted for under the purchase method, whereby the excess of the purchase price over the fair value of the net assets acquired was $3,389,000, and is being amortized over a ten-year period.

If the MDS acquisition had occurred on November 1, 1992, management estimates, on an unaudited pro forma consolidated basis, the following:

                                                     1994              1993
                                                 ------------      ------------
Sales                                            $ 37,200,000      $ 33,800,000
Net income (loss) before cumulative
  effect of accounting change                    $    300,000      $ (1,000,000)
Net income (loss)                                $  1,500,000      $ (1,000,000)
Per share data
Net income (loss) before cumulative
  effect of accounting change                    $        .06      $       (.18)

Net income (loss)                                $        .28      $       (.18)

The following schedule reflects other assets at October 31:

                                                     1995              1994
                                                 ------------      ------------
MDS acquisition goodwill                         $  3,389,000      $  3,389,000

CXC development                                          --           2,031,000
CXC royalty                                              --           1,040,000
Software capitalization                             1,106,000         1,106,000
Other                                                 665,000           985,000
                                                 ------------      ------------
                                                    5,160,000         8,551,000
Less: Accumulated amortization                     (1,955,000)       (2,930,000)
                                                 ------------      ------------
                                                 $  3,205,000      $  5,621,000
                                                 ============      ============

The Company periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible assets can be recovered through cash flows.

Note 5:  Commitments and contingencies

(a) Litigation

In October 1994, the Company commenced an action against Technical Telephone Systems, Inc. ("TTSI") in New York State Supreme Court, New York County, for minimum payments due to the Company in the amount of $650,000 under a distribution agreement between the Company and TTSI. In November 1994, TTSI filed a counterclaim against the Company denying all allegations stated in the Company's complaint and alleging a breach of good faith and fair dealing by the Company, claiming damages of $1 million. The Company believes its claim against TTSI is meritorious and believes TTSI's counterclaim against the Company, which the Company will vigorously defend, is without merit and will not have a material impact on the consolidated financial condition of the Company.

(b) Leases

The Company leases office and production space under leases expiring between 1996 and 2005. Certain of these lease agreements provide the option for renewals and include escalation's based on increases in certain costs. Based upon an amendment to the Company's office lease agreement, executed in 1994, the Company reversed a lease cancellation fee in the amount of $365,000 in 1994.

Future minimum annual rental payments under these leases are as follows:

     1996          $1,028,000
     1997             897,000
     1998             833,000
     1999             555,000
     2000             329,000
  Thereafter          420,000

Rent expense for 1995, 1994, and 1993 was $1,152,000, $1,011,000 and $1,215,000,
respectively.

(c) Employment contracts

The Company has employment agreements with certain officers that provide for compensation and other benefits upon termination without cause or upon change of control of the Company. The aggregate compensation to be paid under existing employment agreements is $250,000 as of October 31, 1995, and such future compensation has not been reflected in the accompanying consolidated financial statements.

The agreement related to change of control has an expiration dates of May 1996. The agreement related to the payment of severance upon termination without cause has no expiration date.

Note 6:  Stock options

The Company has stock option plans that provide for the granting of options, at fair market value, to certain key employees and directors to acquire common stock of the Company.

The following is a summary of stock option transactions for the two years ended October 31, 1995:

                                                       Shares              Exercise Prices
                                                       ------              ---------------
Shares under option -- November 1, 1993                590,095             $2.50 to $12.75
  Options granted                                      218,300              4.50 to   5.63
  Options exercised                                    (30,250)             2.50 to   4.00
  Options canceled                                     (26,117)             4.00 to  12.75
                                                      --------
Shares under option -- October 31, 1994                752,028              2.50 to   6.88
  Options granted                                       79,500              2.00 to   5.00
  Options canceled                                    (149,333)             2.13 to   6.88
                                                      --------
Shares under option -- October 31, 1995                682,195              2.00 to   6.88
                                                      ========
Options exercisable at:
  October 31, 1994                                     533,128              2.50 to   6.88
                                                      ========
  October 31, 1995                                     546,894              2.50 to   6.88
                                                      ========
Options available for grant at:
  October 31, 1994                                     173,683
                                                      ========
  October 31, 1995                                     245,516
                                                      ========

Note 7:  Income taxes

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. The cumulative effect of the adoption of SFAS 109, as of November 1, 1993, was to increase net income by $1,242,000, net of a valuation allowance of $150,000. There was no change in the valuation allowance during 1994. During 1995, the Company recorded an additional deferred tax asset of $4,325,000 and also recorded an additional valuation allowance of $4,876,000. The total valuation allowance as of October 31, 1995 of $5,026,000 reduces the deferred tax asset to the amount that management believes will ultimately be realized. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that temporary differences and carryfowards are expected to be available to reduce taxable income. Prior to November 1, 1993, provisions were made for deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial statement purposes.

As of October 31, 1995, the Company had available net operating loss carryfowards for tax return purposes of approximately $6,800,000 which begin to expire in 2009. During 1995 the Company reversed $250,000 of prior years' tax accruals which are no longer required.

The income tax provision (benefit) consisted of the following:

                                        1995             1994            1993
                                     ---------        ---------        ---------
Current
  Federal                            $(250,000)         101,000        $  50,000
  State and local
                                          --             58,000             --
                                     ---------        ---------        ---------
                                      (250,000)         159,000           50,000
                                     ---------        ---------        ---------
Deferred
  Federal                              520,000           (1,000)            --
  State and local                       31,000           (8,000)            --
                                     ---------        ---------        ---------
                                       551,000           (9,000)            --
                                     ---------        ---------        ---------
                                     $ 301,000        $ 150,000        $  50,000
                                     =========        =========        =========

The difference between the recorded income tax provision (benefit) and the income taxes computed by applying the statutory Federal income tax rate was the following:

                                                  1995                1994                1993
                                               -----------         -----------         -----------
U.S. statutory rate applied to pretax
  income (loss)                                $(3,840,000)        $   264,000         $  (369,000)

Dividends received deduction and
  tax-exempt interest                              (15,000)            (80,000)           (149,000)
Goodwill amortization                              127,000                --                  --
State and local taxes, net of
  federal tax benefit                             (641,000)             33,000                --
Increase in valuation allowance                  4,876,000                --                  --
Reversal of current liability for taxes           (250,000)            (85,000)               --
Alternative minimum tax                               --                  --                50,000

Losses producing no current tax benefit               --                  --               504,000

Others, net                                         44,000              18,000              14,000
                                               -----------         -----------         -----------
                                               $   301,000         $   150,000         $    50,000
                                               ===========         ===========         ===========

The components of the deferred income tax provision (benefit) for the years ended October 31, 1995 and 1994, were as follows:

                                                    1995               1994
                                                 -----------        -----------
Net operating loss carryfowards                  $(2,241,000)       $      --
Bad debt reserve                                     (96,000)            13,700
Depreciation                                         (51,000)           (57,000)
Amortization                                          (7,000)           (55,000)
Inventory reserves                                  (807,000)          (184,000)
Accrued expenses                                    (464,000)           339,000
Capitalization of software                           (18,000)           (75,000)
  development costs
Tax credits                                             --               18,000
State taxes                                         (641,000)            (8,700)
                                                  (4,325,000)            (9,000)
Less: Valuation allowance                          4,876,000               --
                                                 -----------        -----------
                                                 $   551,000        $    (9,000)
                                                 ===========        ===========

The net deferred income tax asset at October 31, 1995 and 1994, consisted of the following:

                                                        1995            1994
                                                    -----------     -----------
Deferred tax liabilities
------------------------
Capitalization of software development costs        $   (66,000)    $   (84,000)

Deferred tax assets
-------------------
Depreciation                                            268,000         216,000
Amortization                                             65,000          57,000
Inventory reserves                                    1,420,000         615,000
Accrued expenses                                        616,000         189,000
Bad debt reserve                                        203,000         106,000
State and local taxes, net of
  federal tax benefit                                   787,000         151,000
Net operating loss carry forwards                     2,336,000         135,000
Tax credits                                              97,000          16,000
                                                    -----------     -----------
                                                      5,726,000       1,401,000
Valuation allowance                                  (5,026,000)       (150,000)
                                                    -----------     -----------
                                                    $   700,000     $ 1,251,000
                                                    ===========     ===========

Taxing authorities may periodically challenge positions taken by the Company on its tax returns. On the basis of information presently available, it is the opinion of management that any potential assessments resulting from current tax audits will not have a material impact on the financial condition of the Company.

Note 8:  Segment information

(a) Significant customers

Morgan Guaranty Trust Company of New York and affiliates accounted for 14% of the Company's sales in 1995 and 1994. During 1995, the Chicago Board of Trade accounted for 13% of the Company's sales. No customer accounted for more than 10% of sales in 1993.

(b) Foreign sales

In 1995, 1994 and 1993, foreign sales represent 36%, 28% and 28%, respectively, of consolidated sales and include the following geographical areas:

                                      1995             1994             1993
                                   -----------      -----------      -----------
Pacific Rim                        $ 1,900,000      $ 3,300,000      $ 3,500,000
Europe (including UK)                7,200,000        3,300,000        2,600,000
All others                           1,400,000        2,100,000        1,200,000
                                   -----------      -----------      -----------
                                   $10,500,000      $ 8,700,000      $ 7,300,000
                                   ===========      ===========      ===========

Note 9:  Capital transactions

(a) Treasury stock

During the year ended October 31, 1993, the Company repurchased 82,600 shares of its common stock at the market price in effect at the time of purchase. The cost of these shares are reflected in treasury stock in the accompanying consolidated balance sheets.

(b) Stock rights plan

On February 20, 1989, the Board of Directors of the Company adopted a common share purchase rights plan and declared a dividend distribution of one common share purchase right (the "Right") on each of its common shares to shareholders of record on March 7, 1989. Each Right will entitle the registered holder to purchase from the Company one outstanding common share, par value $.01 per share, at a purchase price of $45.00 per share, subject to anti-dilutive adjustments (the "Purchase Price"). The Rights generally become exercisable if a person or group acquires, or tenders for, 20% or more of the Company's common shares. In such event, the holder of a Right will have the right to receive, upon exercise of the Right at the then current Purchase Price, a number of common shares with a total market value of two times the Purchase Price. The Rights will expire on February 19, 1999, unless they become exercisable before then, but may be redeemed by the Company for $.01 per Right.

(c) Employee stock purchase plan

Under the Company's Employees 1986 Stock Purchase Plan (the "Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base salary to purchase shares of the Company's Common Stock at 85% of the market price. There are no charges or credits to income in connection with the Purchase Plan. The Company may terminate the Purchase Plan at any time.

Note 10:  Fourth quarter results

During the fourth quarter of 1995, the Company recorded the following expense adjustments:

Inventory reserves             $ 2,300,000
Intangible asset write-off         900,000
Inventory charges                  300,000
Warranty reserves                  300,000
Deferred tax asset valuation       600,000
Severance and other                800,000