Form 10-Q
period 1996-01-31
V BAND CORPORATION
filed 1996-02-26
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

            For the quarterly period ended              January 31, 1996
                                                        ----------------

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


The number of shares of Common Stock outstanding, as of January 31, 1996, was 5,323,170 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1996




                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1. Financial Statements

        Consolidated  balance sheets at January 31, 1996 (unaudited) and October
            31, 1995

        Consolidated statements of operations for the three months ended January
            31, 1996 and 1995 (unaudited)

        Consolidated statements of cash flows for the three months ended January
            31, 1996 and 1995 (unaudited)

        Notes to consolidated financial statements  (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations


SIGNATURES

                       V BAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 1996 AND OCTOBER 31, 1995
                          (in 000's, except share data)

                                                                 January 31,       October 31,
                                                                     1996             1995
                                                                   --------         --------
                                                                 (unaudited)
  ASSETS
Current Assets
Cash and cash equivalents .................................        $    698         $  2,740
Marketable securities, at cost (approximates market) ......             101              187
Accounts receivable, less allowance for doubtful
  accounts of $459 in 1996 and $456 in 1995 ...............           6,722            4,783
Inventories, net ..........................................           7,320            7,596
Deferred tax asset ........................................             700              700
Prepaid expenses and other current assets .................             480              430
                                                                   --------         --------
            Total current assets ..........................          16,021           16,436
                                                                   --------         --------
Fixed Assets
Furniture, fixtures equipment and leasehold improvements ..           9,322            9,392
Less: Accumulated depreciation and amortization ...........          (7,933)          (7,821)
                                                                   --------         --------
            Total fixed assets ............................           1,389            1,571
                                                                   --------         --------
Other Assets ..............................................           2,993            3,205
                                                                   --------         --------
  TOTAL ASSETS ............................................        $ 20,403         $ 21,212
                                                                   ========         ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable ..........................................        $  1,763         $  1,538
Accrued wages .............................................             719            1,097
Customer deposits .........................................           1,330            1,846
Other accrued expenses ....................................           2,212            2,333
                                                                   --------         --------
            Total current liabilities .....................           6,024            6,814
                                                                   --------         --------
Shareholders' Equity
Common stock, $.01 par value; authorized 20,000,000 shares;
  issued 7,042,492 shares .................................              70               70
Capital in excess of par value ............................          19,776           19,776
Retained earnings .........................................           6,283            6,215
Cumulative translation adjustment .........................              18              105
                                                                   --------         --------
                                                                     26,147           26,166
Less - Treasury stock, at cost; 1,719,322 shares ..........         (11,768)         (11,768)
                                                                   --------         --------
            Total shareholders' equity ....................          14,379           14,398
                                                                   --------         --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............        $ 20,403         $ 21,212
                                                                   ========         ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (unaudited)
                        (in 000's, except per share data)

                                                            1996          1995
                                                          -------       -------
Sales
  Equipment ........................................      $ 7,312       $ 4,855
  Service ..........................................        1,238         1,444
                                                          -------       -------
    Total sales ....................................        8,550         6,299
                                                          -------       -------
Cost of Sales
  Equipment ........................................        4,388         3,562
  Service ..........................................          784           818
                                                          -------       -------
    Total cost of sales ............................        5,172         4,380
                                                          -------       -------
    Gross profit ...................................        3,378         1,919
                                                          -------       -------
Operating Expenses
  Selling, general and administrative ..............        2,455         3,427
  Research and development .........................          794           956
                                                          -------       -------
    Total operating expenses .......................        3,249         4,383
                                                          -------       -------

    Operating income (loss) ........................          129        (2,464)

Net Investment Income ..............................           19            74
Other Income (Expense) .............................          (80)           39
                                                          -------       -------
    Net income (loss) ..............................      $    68       $(2,351)
                                                          =======       =======
Per share data
  Net income (loss) ................................      $   .01       $  (.44)
                                                          =======       =======
Weighted average number of shares of common
 stock and common stock equivalents ................        5,328         5,322
                                                          =======       =======

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (unaudited)
                                   (in 000's)

                                                                              1996            1995
                                                                             -------         -------
Cash Flows from Operating Activities
  Net income (loss) .................................................        $    68         $(2,351)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
    Depreciation ....................................................            197             207
    Amortization of other assets ....................................            113             233
    Provision for doubtful accounts .................................              3              34
    Provision for inventory reserves ................................             25             185
    Gain on disposal of fixed assets ................................           --                (5)
    Changes in assets and liabilities (net of  business acquisitions)
       (Increase) decrease in accounts receivable ...................         (1,942)          1,324
       Decrease (increase) in inventories ...........................            251          (1,112)
       Increase in prepaid expenses and other current assets ........            (50)             (7)
       Decrease in other assets .....................................            101              73
       Decrease in accounts payable and accrued expenses ............           (790)           (780)
       Foreign currency translation adjustment ......................            (87)            (13)
                                                                             -------         -------
          Net cash used in operating activities .....................         (2,111)         (2,212)
                                                                             -------         -------
Cash Flows from Investment Activities
  Purchases of marketable securities ................................                           (365)
  Sales of marketable securities, net ...............................             86             348
  Capital expenditures ..............................................            (17)            (48)
                                                                             -------         -------
          Net cash provided by (used in) investing activities .......             69             (65)
                                                                             -------         -------
          Net decrease in cash and cash equivalents .................         (2,042)         (2,277)

Cash and Cash Equivalents, at beginning of Period ...................          2,740           3,122
                                                                             -------         -------
Cash and Cash Equivalents, at end of Period .........................        $   698         $   845
                                                                             =======         =======
Supplementary Disclosures
  Income taxes paid .................................................        $    65         $    78
                                                                             =======         =======

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1995 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1996 and all periods presented have been made.


Note B -- Significant accounting policies

Revenue recognition - Equipment revenue, which includes equipment and labor for new system installations and modifications to existing systems at customer locations, is recognized as the product is shipped. For long-term contracts, equipment revenue is recognized under the percentage of completion method. Service revenue is recognized when the service has been completed.

Reclassifications - Certain reclassifications have been made to the prior year quarter's information to conform to the current quarter's presentation.

Note C -- Inventories

Inventories are summarized as follows:

                                                January 31,         October 31,
                                                   1996                1995
                                               ------------        ------------
Finished goods .........................       $  6,459,000        $  6,270,000
Parts and components ...................          5,261,000           5,761,000
                                               ------------        ------------
                                                 11,720,000          12,031,000
Less:  Inventory reserves ..............         (4,400,000)         (4,435,000)
                                               ------------        ------------
                                               $  7,320,000        $  7,596,000
                                               ============        ============

Note D  -- Income Taxes

The deferred tax asset valued at $700,000 is net of a valuation allowance of $5,026,000. As of October 31, 1995, the Company had available net operating loss carryfowards for tax return purposes of approximately $6,800,000 which begin to expire in 2009. Management has not recorded a provision for income taxes in the three months ended January 31, 1996 as a result of the available net operating loss carryfowards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

Sales for the first quarter of fiscal 1996, ended January 31, 1996, of $8,550,000 were $2,251,000, or 36%, higher than the $6,299,000 reported in the first quarter of 1995. Equipment sales of $7,312,000 in the first quarter of 1996 represents an increase of $2,457,000, or 51%, from the equipment sales of $4,855,000 in first quarter of 1995. This increase was due in part to an increase in sales for the Company's eXchange Phone, Power Deck and DXi products. Sales from the Company's service business were $1,238,000 for the first quarter of 1996, a decrease of 14%, compared to $1,444,000 for the first quarter of 1995, resulting from periodic variances in the completion of repair sales orders.

Gross profit margin for the first quarter of 1996 was 40% compared to 30% for the first quarter of 1995. The gross profit margin for the equipment sales increased to 40% in the first quarter of 1996 compared to 26% for the same period in 1995. The increase in equipment gross profit margin was attributable to several factors -- a higher volume of equipment sales; a changing mix of equipment sold in favor of products with higher gross margins; and reduced production costs as result of the manufacturing restructuring initiative completed in fiscal 1995. In addition, in the fourth quarter of 1995, the Company wrote-off certain assets and increased certain inventory reserves. As a result, the gross margin for the first quarter 1996 reflects a lower level of amortization expense and reserves for inventory than the level of such items in the first quarter of 1995. The gross profit margin for service sales was 37% for the first quarter of 1996 as compared to 41% for the same period in 1995. This decrease was primarily attributable to the decreased repair department sales which typically earn a higher gross profit.

Operating expenses for the first quarter of 1996 were $3,249,000, or $1,134,000 lower than the $4,383,000 reported for the first quarter of 1995. This decrease in operating costs was attributable primarily to reduced payroll expenses as a result of the Company-wide restructuring initiative undertaken in fiscal 1995. Additionally, during the first quarter of 1995, the Company recorded a $400,000 charge related to the transition of its manufacturing facility to a new location.

The net income reported in the first quarter ended January 31, 1996 was $68,000 or $.01 per share compared to a net loss of $2,351,000 or $.44 per share, for the first quarter of 1995. The average shares outstanding for the quarter ended January 31, 1996 increased to 5,328,000 versus 5,322,000 for the same period in 1995.

Financial Condition

The Company's aggregate of cash, cash equivalents and marketable securities was $799,000 at January 31, 1996, a decrease of $2,128,000 from the October 31, 1995 balances of $2,927,000. The decline was attributable primarily to the increase in accounts receivable for several large orders the Company shipped during the quarter for which, at October 31, 1995, the Company held partial deposits.

The Company's cash management practice has been to invest mainly in United States Treasury and United States Government Agency securities and medium to high-grade municipal securities, with maturities ranging from 90 days to three years.

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


                                                     V BAND CORPORATION
                                            ------------------------------------
                                                         (Registrant)



Date:  February 26, 1996                     /s/ Thomas E. Feil
                                            ------------------------------------
                                            Thomas E. Feil
                                            Chairman & Chief Executive Officer
                                            (Duly Authorized Officer)



Date:  February 26, 1996                    /s/ Mark R. Hahn
                                            ------------------------------------
                                            Mark R. Hahn
                                            Chief Financial Officer
                                            (Principal Accounting Officer)