Form 10-Q
period 1996-04-30
V BAND CORPORATION
filed 1996-06-13
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934

            For the quarterly period ended               April 30, 1996
                                                        ----------------

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


The number of shares of Common Stock outstanding, as of April 30, 1996, was 5,323,170 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 1996




                                TABLE OF CONTENTS

                          PART I. Financial Information

Item 1.        Financial Statements
               Consolidated balance sheets at April 30, 1996 (unaudited) and
                     October 31, 1995

               Consolidated statements of operations for the three and
                    six months ended April 30, 1996 and 1995 (unaudited)

               Consolidated statements of cash flows for the three and
                     six months ended April 30, 1996 and 1995 (unaudited)

               Notes to consolidated financial statements (unaudited)


Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations



SIGNATURES

                       V BAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 1996 AND OCTOBER 31, 1995
                          (in 000's, except share data)


                                                              April 30,   October 31,
                                                                1996         1995
                                                              --------    --------
                                                            (unaudited)
     ASSETS
Current Assets:
Cash and cash equivalents .................................   $  1,729    $  2,740
Marketable securities, at cost (approximates market) ......         78         187
Accounts receivable, less allowance for doubtful
      accounts of $445 in 1996 and $456 in 1995 ...........      5,889       4,783
Inventories, net ..........................................      7,115       7,596
Deferred tax asset ........................................        700         700
Prepaid expenses and other current assets .................        425         430
                                                              --------    --------
           Total current assets ...........................     15,936      16,436
                                                              --------    --------

Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements .      9,333       9,392
Less: Accumulated depreciation and amortization ...........     (8,100)     (7,821)
                                                              --------    --------
           Total fixed assets .............................      1,233       1,571
                                                              --------    --------

Other Assets ..............................................      2,869       3,205
                                                              --------    --------

      TOTAL ASSETS ........................................   $ 20,038    $ 21,212
                                                              ========    ========
(Continued)

                       V BAND CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- Continued
                       APRIL 30, 1996 AND OCTOBER 31, 1995
                          (in 000's, except share data)


                                                              April 30,   October 31,
                                                                1996         1995
                                                              --------    --------
                                                            (unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ..........................................   $  2,362    $  1,538
Accrued wages .............................................        782       1,097
Customer deposits .........................................        918       1,846
Other accrued expenses ....................................      1,956       2,333
                                                              --------    --------
           Total  current liabilities .....................      6,018       6,814
                                                              --------    --------

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
      issued 7,042,492 shares .............................         70          70
Capital in excess of par value ............................     19,776      19,776
Retained earnings .........................................      5,939       6,215
Cumulative translation adjustment .........................          3         105
                                                              --------    --------
                                                                25,788      26,166
Less -- Treasury stock, at cost; 1,719,322 shares              (11,768)    (11,768)
                                                              --------    --------
           Total shareholders' equity .....................     14,020      14,398
                                                              --------    --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $ 20,038    $ 21,212
                                                              ========    ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (unaudited)
                        (in 000's, except per share data)

                                               Three Months Ended        Six Months Ended
                                                    April 30,                April 30,
                                              --------------------    --------------------
                                                1996        1995        1996        1995
                                              --------    --------    --------    --------
Sales
       Equipment ..........................   $  5,835    $  5,988    $ 13,147    $ 10,891
       Service ............................      1,370       1,305       2,608       2,702
                                              --------    --------    --------    --------
            Total sales ...................      7,205       7,293      15,755      13,593
                                              --------    --------    --------    --------

Cost of Sales
       Equipment ..........................      3,534       3,943       7,922       7,522
       Service ............................        862         732       1,646       1,534
                                              --------    --------    --------    --------
            Total cost of sales ...........      4,396       4,675       9,568       9,056
                                              --------    --------    --------    --------

            Gross profit ..................      2,809       2,618       6,187       4,537
                                              --------    --------    --------    --------

Operating Expenses
       Selling, general and administrative       2,476       3,057       4,931       6,483
       Research and development ...........        698         964       1,492       1,920
                                              --------    --------    --------    --------
            Total operating expenses ......      3,174       4,021       6,423       8,403
                                              --------    --------    --------    --------

            Operating income (loss) .......       (365)     (1,403)       (236)     (3,866)

Net Investment Income .....................         13          76          32         150
Other Income (Expense) ....................          8          55         (72)         94
                                              --------    --------    --------    --------
            Net income (loss) .............   $   (344)   $ (1,272)   $   (276)   $ (3,622)
                                              ========    ========    ========    ========


Per share data
       Net income (loss) ..................   $   (.06)   $   (.24)   $   (.05)   $   (.68)
                                              ========    ========    ========    ========

Weighted average number of shares of common
    stock and common stock equivalents ....      5,328       5,323       5,328       5,322
                                              ========    ========    ========    ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (unaudited)
                                   (in 000's)

                                                                                      1996       1995
                                                                                    -------    -------
Cash Flows from Operating Activities
      Net income (loss) .........................................................   $  (276)   $(3,622)
      Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
           Depreciation .........................................................       388        391
           Amortization of other assets .........................................       225        545
           Provision for doubtful accounts ......................................         6         70
           Provision for inventory reserves .....................................        50        378
           Gain on disposal of fixed assets .....................................      --          (59)
           Changes in assets and liabilities(net of business acquisitions):
                 (Increase) decrease in accounts receivable .....................    (1,112)     2,669
                 Decrease (increase) in inventories .............................       431     (1,613)
                 Decrease (increase) in prepaid expenses and other current assets         5        (78)
                 Decrease (increase) in other assets ............................       119        (78)
                 Decrease in accounts payable and accrued expenses ..............      (796)    (1,861)
                 Foreign currency translation adjustment ........................      (102)       (19)
                                                                                    -------    -------
                        Net cash used in operating activities ...................    (1,062)    (3,277)
                                                                                    -------    -------

Cash Flows from Investing Activities
      Purchases of marketable securities ........................................      --       (1,147)
      Sales of marketable securities ............................................       109      2,044
      Capital expenditures ......................................................       (58)       (32)
                                                                                    -------    -------
                        Net cash provided by investing activities ...............        51        865
                                                                                    -------    -------
                        Net decrease in cash and cash equivalents ...............    (1,011)    (2,412)

Cash and Cash Equivalents, at beginning of period ...............................     2,740      3,122
                                                                                    -------    -------
Cash and Cash Equivalents, at end of period .....................................   $ 1,729    $   710
                                                                                    =======    =======

Supplementary Disclosures
      Income taxes paid .........................................................   $    65    $    78
                                                                                    =======    =======


                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1995 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1996 and all periods presented have been made.


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

Reclassifications - Certain reclassifications have been made to the prior year quarters' information to conform to the current year quarters' presentation.

Note C -- Inventories

Inventories are summarized as follows:

                                                 April 30,          October 31,
                                                   1996                1995
                                               ------------        ------------
Finished goods .........................       $  5,804,000        $  6,270,000
Parts and components ...................          5,647,000           5,761,000
                                               ------------        ------------
                                                 11,451,000          12,031,000
Less:  Inventory reserves ..............         (4,336,000)         (4,435,000)
                                               ------------        ------------
                                               $  7,115,000        $  7,596,000
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

Sales for the second quarter of fiscal 1996, ended April 30, 1996, of $7,205,000 were $88,000, or 1%, lower than the $7,293,000 reported in the second quarter of 1995. For the six months ended April 30, 1996, sales of $15,755,000 were $2,162,000, or 16%, higher than the $13,593,000 reported in 1995. Equipment sales of $5,835,000 in the second quarter of 1996 declined $153,000, or 3%, from the equipment sales of $5,988,000 in second quarter of 1995. For the six months ended April 30, 1996, equipment sales of $13,147,000, were $2,256,000, or 21%, higher than the $10,891,000 reported in the same period for 1995. This increase was due in part to an increase in sales of the Company's eXchange Phone, Power Deck and DXi products. Sales from the Company's service business were $1,370,000 for the second quarter of 1996, an increase of 5%, compared to $1,305,000 for the second quarter of 1995. Service sales for the six months ended April 30, 1996, of $2,608,000 were $94,000, or 3%, lower than the $2,702,000 reported in
1995.

Gross profit margins for both the second quarter and six months ended April 30, 1996 were 39% as compared to 36% and 33%, respectively, for the same periods in 1995. The gross profit margin for the equipment sales for the second quarter and six months ended April 30, 1996 were 39% and 40%, respectively, as compared to 34% and 31%, respectively, for the same periods in 1995. The increase in equipment gross profit margin was attributable to several factors -- a changing mix of equipment sold in favor of products with higher gross margins and reduced production costs as result of the manufacturing restructuring initiative completed in fiscal 1995. In addition, in the fourth quarter of 1995, the Company wrote-off certain assets and increased certain inventory reserves. As a result, the gross margins for the three and six months ended April 30, 1996 reflects a lower level of amortization expense and reserves for inventory than the level of such items in the second quarter and six months of 1995. The gross profit margin for service sales for both the second quarter and six months ended April 30, 1996 were 37% as compared to 44% and 43%, respectively, for the same periods in 1995.

Operating expenses for the second quarter of 1996 were $3,174,000, or $847,000 lower than the $4,021,000 reported for the second quarter of 1995. For the six months ended April 30, 1996, operating expenses were $6,423,000, or $1,980,000 lower than $8,403,000 for the same period in 1995. These decreases in operating costs were attributable primarily to reduced payroll and related expenses as a result of the Company-wide restructuring initiative undertaken in fiscal 1995.

Net investment income declined to $13,000 and $32,000 for the second quarter and six months ended April 30, 1996 as compared to $76,000 and $150,000 for the same periods of 1995. This decrease was attributable primarily to a decrease in marketable securities. Other income or expense is primarily related to foreign currency transaction gains or losses between the Company and the Company's subsidiary in the United Kingdom.

The net loss reported for the second quarter ended April 30, 1996 was $344,000, or $.06 per share as compared to a net loss of $1,272,000, or $.24 per share, for the second quarter of 1995. The net loss reported for the six months ended April 30, 1996 was $276,000, or $.05 per share, as compared to a net loss of $3,622,000, or $.68 per share, for the same period in 1995.

The average shares outstanding for the quarter ended April 30, 1996 increased to 5,328,000 versus 5,323,000 for the same period in 1995.

Financial Condition

The Company's aggregate of cash, cash equivalents and marketable securities was $1,807,000 at April 30, 1996, a decrease of $1,120,000 from the October 31, 1995 balances of $2,927,000. The decline was attributable primarily to the net of an increase in accounts receivable for unbilled costs related to a contract for which revenue is recognized under the percentage of completion method; a decrease in customer deposits for several large orders the Company shipped during fiscal year 1996 for which, at October 31, 1995, the Company held partial deposits; an increase in accounts payable for inventory received in the latter part of the second quarter of 1996; and a decrease in inventory due to shipments exceeding purchases for the current fiscal year-to-date period.

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



                                             V BAND CORPORATION
                                             ------------------
                                                 (Registrant)



Date: June 5, 1996
                                            /s/ Thomas E. Feil
                                            ------------------------------------
                                            Thomas E. Feil
                                            Chairman & Chief Executive Officer
                                            (Duly Authorized Officer)



Date:  June 5, 1996
                                            /s/ Mark R. Hahn
                                            ------------------------------------
                                            Mark R. Hahn
                                            Chief Financial Officer
                                            (Principal Accounting Officer)