Form 10-Q
period 1996-07-31
V BAND CORPORATION
filed 1996-09-06
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended              July 31, 1996
                                                        --------------

 [   ]   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934


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


The number of shares of Common Stock outstanding, as of July 31, 1996, was 5,323,170 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1996




                                TABLE OF CONTENTS

                          PART I. Financial Information

Item 1.        Financial Statements

               Consolidated balance sheets at July 31, 1996 (unaudited) and October 31, 1995

               Consolidated statements of operations for the three and nine months ended July 31, 1996 and 1995 (unaudited)

               Consolidated statements of cash flows for the nine months ended July 31, 1996 and 1995 (unaudited)

               Notes to consolidated financial statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PART II. Other Information

Item 4.         Submission of Matters to a Vote of Security Holders

SIGNATURES

Item 1. Financial Statments

                       V BAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1996 AND OCTOBER 31, 1995
                          (in 000's, except share data)


                                                                                   July 31,                    October 31,
                                                                                    1996                           1995
                                                                                -----------                    -----------
         ASSETS                                                                  (unaudited)
     Current Assets:
     Cash and cash equivalents                                                  $       705                    $     2,740
     Marketable securities, at cost
     (approximates market)                                                               -                             187
     Accounts receivable, less allowance for
     doubtful accounts of $399 in 1996 and $456 in  1995                              6,911                          4,783
     Inventories, net                                                                 7,963                          7,596
     Deferred tax asset                                                                 700                            700
     Prepaid expenses and other current assets                                          404                            430
                                                                                -----------                    -----------
                             Total current assets                                    16,683                         16,436
                                                                                -----------                    -----------
     Fixed Assets:
     Furniture, fixtures, equipment and leasehold improvements                        9,434                          9,392
     Less: Accumulated depreciation and amortization                                 (8,334)                        (7,821)
                                                                                -----------                    -----------
                             Total fixed assets                                       1,100                          1,571
                                                                                -----------                    -----------

     Other Assets                                                                     2,806                          3,205
                                                                                -----------                    -----------

         TOTAL ASSETS                                                           $    20,589                    $    21,212
                                                                                ===========                    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
     Accounts payable                                                           $     3,128                    $     1,538
     Accrued wages                                                                      633                          1,097
     Customer deposits                                                                  856                          1,846
     Other accrued expenses                                                           1,848                          2,333
                                                                                                               -----------
                                                                                -----------
                             Total  current liabilities                               6,465                          6,814
                                                                                -----------                    -----------

                       V BAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1996 AND OCTOBER 31, 1995
                          (in 000's, except share data)
                                  (continued)

                                                                                   July 31,                    October 31,
                                                                                    1996                           1995
                                                                                -----------                    -----------
                                                                                (unaudited)

     Shareholders' Equity:
     Common stock, $.01 par value; authorized 20,000,000 shares;
         issued 7,042,492  shares                                                        70                             70
     Capital in excess of par value                                                  19,776                         19,776
     Retained earnings                                                                5,977                          6,215
     Cumulative translation adjustment                                                   69                            105
                                                                                 ----------                    -----------
                                                                                     25,892                         26,166
     Less  -  Treasury stock, at cost; 1,719,322 shares                             (11,768)                       (11,768)
                                                                                -----------                    -----------
                             Total shareholders' equity                              14,124                         14,398
                                                                                -----------                    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    20,589                    $    21,212
                                                                                ===========                    ===========


                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED
                     JULY 31, 1996 AND 1995 (unaudited)
                        (in 000's, except per share data)

                                                Three Months Ended      Nine Months Ended
                                                     July 31,                July 31,
                                              --------------------    --------------------

                                                 1996         1995       1996        1995
                                                 ----         ----       ----        ----
Sales
     Equipment ............................     $6,725    $  6,853     $19,872     $17,744
     Service ..............................      1,228       1,335       3,836       4,037
                                              --------    --------    --------    --------
        Total sales .......................      7,953       8,188      23,708      21,781
                                              --------    --------    --------    --------

Cost of
Sales
     Equipment ............................      3,846       5,029      11,768      12,987
     Service ..............................        758         558       2,404       1,656
                                              --------    --------    --------    --------
        Total cost of sales ...............      4,604       5,587      14,172      14,643
                                              --------    --------    --------    --------

        Gross profit ......................      3,349       2,601       9,536       7,138
                                              --------    --------    --------    --------

Operating Expenses
     Selling, general and administrative ..      2,583       2,443       7,514       8,926
     Research and development .............        759       1,083       2,251       3,002
                                              --------    --------    --------    --------
        Total operating expenses ..........      3,342       3,526       9,765      11,928
                                              --------    --------    --------    --------

        Operating income (loss) ...........          7        (925)       (229)     (4,790)

Net Investment Income .....................          9         (42)         41         108
Other Income (Expense) ....................         25          (4)        (47)         89
                                              --------    --------    --------    --------
        Net income (loss) .................     $   41    $   (971)   $   (235)   $ (4,593)
                                              ========    ========    ========    ========
Per share data
     Net income (loss) ....................   $    .01    $   (.18)   $   (.04)   $   (.86)
                                              ========    ========    ========    ========

Weighted average number of shares of common
    stock and common stock equivalents ....      5,328       5,323       5,327       5,322
                                              ========    ========    ========    ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (unaudited)
                                   (in 000's)

                                                                     1996      1995
                                                                  -------    -------
Cash Flows from Operating Activities
     Net income (loss) ........................................   $  (235)   $(4,593)
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation .........................................       570        551
         Amortization of other assets .........................       337        700
         Provision (Benefit) for doubtful accounts ............       (34)        30
         Provision for inventory reserves .....................        75        556
         Gain on disposal of  fixed assets ....................      --         (184)
         Changes in assets and liabilities
              (Increase) decrease in accounts receivable ......    (2,094)     4,405
              Decrease (increase) in inventories ..............      (442)      (622)
              Decrease (increase) in prepaid expenses and other
              current assets ..................................        26       (326)
              Decrease (increase) in other assets .............        72        (78)
              Decrease in accounts payable and other ..........      (349)    (4,198)
              current liabilities
              Foreign currency translation adjustment .........       (36)       (33)
                                                                  -------    -------

                   Net cash used in operating activities ......    (2,110)    (3,792)

                                                                  -------    -------

Cash Flows from Investing Activities
     Purchases of marketable securities .......................      --       (3,225)
     Sales of marketable securities ...........................       187      6,226
     Capital  expenditures ....................................      (112)      (202)
     Proceeds from the sale of fixed assets ...................      --          177
                                                                  -------    -------
                   Net cash provided by investing
                   activities .................................        75      2,976

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (unaudited)
                                   (in 000's)
                                  (continued)
                                                                     1996      1995
                                                                  -------    -------
Cash Flows from Financing
Activities
     Proceeds from issuance of common stock ...................                   20
                                                                  -------    -------
                   Net cash provided by financing
                   activities..................................                   20
                                                                  -------    -------
                   Net decrease in cash and cash
                   equivalents ................................    (2,035)      (796)

Cash and Cash Equivalents, at .................................     2,740      3,122
beginning of period
                                                                  -------    -------
Cash and Cash Equivalents, at end
of period .....................................................   $   705    $ 2,326
                                                                  =======    =======

Supplementary Disclosures
     Income taxes paid ........................................   $    65    $   181
                                                                  =======    =======


                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                   (in 000's)



Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1995 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1996 and all periods presented have been made.


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

Reclassifications - Certain reclassifications have been made to the prior year information to conform to the current year presentation.

Note C -- Inventories

Inventories are summarized as follows:

                                                      July 31,       October 31,
                                                        1996             1995

Finished goods .............................         $  6,540         $   6,270
Parts and components .......................            5,849             5,761
                                                     --------          --------
                                                       12,389            12,031
Less:  Inventory reserves ..................           (4,426)           (4,435)
                                                     --------          --------
                                                     $  7,963          $  7,596
                                                     ========          ========


Note D  -- Income Taxes

The deferred tax asset valued at $700 is net of a valuation allowance of $5,026. As of October 31, 1995, the Company had available net operating loss carryfowards for tax return purposes of approximately $6,800 which begin to expire in 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (in 000's, except per share data)

Results of Operations

Sales for the third quarter of fiscal 1996, ended July 31, 1996, of $7,953 were $235, or 3%, lower than the $8,188 reported in the third quarter of 1995. For the nine months ended July 31, 1996, sales of $23,708 were $1,927, or 9%, higher than the $21,781 reported in 1995. Equipment sales of $6,725 in the third quarter of 1996 declined $128, or 2%, from the equipment sales of $6,853 in third quarter of 1995. For the nine months ended July 31, 1996, equipment sales of $19,872, were $2,128, or 12%, higher than the $17,744 reported in the same period for 1995. The increase for the nine months ended July 31, 1996 was due in part to an increase in first quarter sales of the Company's eXchange Phone, Power Deck and DXi products. Sales from the Company's service business were $1,228 for the third quarter of 1996, a decrease of 8%, compared to $1,335 for the third quarter of 1995. Service sales for the nine months ended July 31, 1996, of $3,836 were $201, or 5%, lower than the $4,037 reported in 1995.

Gross profit margins for the third quarter and nine months ended July 31, 1996 were 42% and 40%, respectively, as compared to 32% and 33%, respectively, for the same periods in 1995. The gross profit margin for the equipment sales for the third quarter and nine months ended July 31, 1996 were 43% and 41%, respectively, as compared to 27% respectively, for the same periods in 1995. The increase in equipment gross profit margin was attributable to several factors -- a changing mix of equipment sold in favor of products with higher gross margins and reduced production costs as result of the manufacturing restructuring initiative completed in fiscal 1995. In addition, in the fourth quarter of 1995, the Company wrote-off certain intangible assets and increased inventory reserves. As a result, the gross margins for the three and nine months ended July 31, 1996 reflect a lower level of amortization expense and reserves for inventory than the level of such items in the third quarter and nine months of 1995. The gross profit margin for service sales for the third quarter and nine months ended July 31, 1996 were 38% and 37%, respectively, as compared to 58% and 59%, respectively, for the same periods in 1995.

Operating expenses for the third quarter of 1996 were $3,342, or $184 lower than the $3,526 reported for the third quarter of 1995. For the nine months ended July 31, 1996, operating expenses were $9,765, or $2,163 lower than $11,928 for the same period in 1995. These decreases in operating costs were attributable primarily to reduced payroll and related expenses as a result of the Company-wide restructuring initiative undertaken in fiscal 1995, which included out-sourcing of the Company's manufacturing process and the reorganization of the Company's management.

Net investment income of $9 and $41 for the third quarter and nine months ended July 31, 1996 as compared to a loss of $42 and income of $108 for the same periods of 1995. The increase in investment income for the three months ended July 31, 1996 was due to an improvement in portfolio performance over the same period in 1995. The decrease for the nine months ended July 31, 1996 was attributable primarily to a decrease in marketable securities. Other income or expense is primarily related to foreign currency transaction gains or losses between the Company and the Company's subsidiary in the United Kingdom.

The net income reported for the third quarter ended July 31, 1996 was $41, or $.01 per share as compared to a net loss of $971, or $.18 per share, for the third quarter of 1995. The net loss reported for the nine months ended July 31, 1996 was $235, or $.04 per share, as compared to a net loss of $4,593, or $.86 per share, for the same period in 1995.

The average shares outstanding for the quarter ended July 31, 1996 increased to 5,328 versus 5,323 for the same period in 1995.

Financial Condition

The Company's aggregate of cash, cash equivalents and marketable securities was $705 at July 31, 1996, a decrease of $2,222 from the October 31, 1995 balances of $2,927. The decline was attributable primarily to an increase in accounts receivable for unbilled amounts related to a contract for which revenue is recognized under the percentage of completion method.

The Company's cash management practice has been to invest mainly in United States Treasury and United States Government Agency securities and medium to high-grade municipal securities, with maturities ranging from 90 days to three years.

Part II.          OTHER INFORMATION

Item 4. Submission of matters to a Vote of Security Holders

            The 1996 annual meeting of shareholders of the Company was held on May 22, 1996.

            The name of each director elected at the 1996 annual meeting of shareholders, and the number of votes cast for, against or withheld as to each such nominee is set forth below:

    NAME                                              FOR               WITHHELD
    ----                                              ---               --------

Thomas E. Feil ...........................          4,079,049            301,929
Luke P. LaValle, Jr ......................          4,078,134            302,844
Thomas H. Lenagh .........................          4,079,174            301,804
Brian S. North ...........................          4,079,374            301,604
Joseph M. O'Donnell ......................          4,079,374            301,604
A. Eugene Sapp, Jr .......................          4,078,874            302,104
J. Stephen Vanderwoude ...................          4,079,324            301,654

            At the annual meeting, the shareholders voted to approve and adopt proposed amendments to the Company's Amended and Restated 1982 Incentive Stock Option Plan. The number of votes cast for, against or abstaining with respect to the plan were:

      FOR                          AGAINST                         ABSTAIN
      ---                          -------                         -------

   3,353,700*                      1,013,449                       13,829
* includes 1,150,303 broker non-votes

            At the annual meeting, the shareholders voted to ratify the retention of Deloitte & Touche LLP as independent accountants for the 1996 fiscal year. The number of votes cast for, against or abstaining with respect to the retention of Deloitte & Touche LLP were:

      FOR                          AGAINST                         ABSTAIN
      ---                          -------                         -------

   4,343,569                        34,442                          2,967

                               V BAND CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        V BAND CORPORATION
                                        (Registrant)



Date: Aug 27, 1996
                                        /s/ Thomas E. Feil
                                            Thomas E. Feil
                                            Chairman & Chief Executive Officer
                                            (Duly Authorized Officer)



Date:  Aug 27, 1996
                                        /s/ Mark R. Hahn
                                            Mark R. Hahn
                                            Chief Financial Officer
                                            (Principal Accounting Officer)