Form 10-K
period 1996-10-31
V BAND CORPORATION
filed 1997-01-29
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (Fee Required)

      For the fiscal year ended October 31, 1996


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from               to

                         Commission file number 0-13284

                               V BAND CORPORATION
             (Exact name of registrant as specified in its charter)

        New York                                        13-2990015
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

                    565 Taxter Road, Elmsford, New York 10523

              (Address and zip code of principal executive office)

                                 (914) 789-5000

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of Common Stock outstanding, as of December 31, 1996, was 5,328,303 shares.

The aggregate market value of the Common Stock of the registrant held by non-affiliates, as of December 31, 1996, was $7,824,776 *.

* The Company has assumed that all of the outstanding shares were held by non-affiliates except for the shares beneficially owned by any officer or director of the Company who owns 1% or more of the Company's outstanding common stock and persons known by the Company beneficially to own 10% or more of the Company's outstanding common stock. The market value was based on the closing price of these shares on December 31, 1996.

Documents incorporated by reference

None.

                               V BAND CORPORATION
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996


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

Item 12.            Security Ownership of Certain Beneficial Owners and
                        Management

Item 13.            Certain Relationships and Related Transactions

                                     PART IV

Item 14.            Exhibits, Financial Statement Schedule, and Reports
                        on Form 8-K

                                     PART I

Item 1.    Business

General

V Band Corporation, which commenced business operations in 1980, (together with its subsidiaries, the "Company") is a leading supplier of instant access voice communications systems. These systems include sophisticated software-based communications workstations, switching equipment, peripheral products, project management services, technical services and wide-area network (WAN) solutions. V Band's products and services are used worldwide by financial services organizations for the trading of stocks, bonds and other financial instruments. Other applications include the mission critical communications requirements of the electric power industry and emergency service providers.

The largest share of the Company's sales derives from the sale of voice trading systems to the financial services industry. Traders and dealers require instant access communication to a large constituency, including peers, customers, and market information providers. In contrast to conventional business telephone systems, voice trading systems utilize more network access lines than telephone handsets. Each workstation provides the user with immediate push button access to as few as 30 and as many as 320 telephone lines along with a visual indication of the current operational status of each line. The Company's voice trading systems offer a distributed switching architecture (without a central controller) and full software control for ease of moves, additions, and changes. Other markets for these systems include communication control centers for utilities, government and military agencies, emergency service E9-1-1 dispatch centers, airlines, and railroads.

Beginning in 1994, the Company has implemented significant changes in the manner in which it conducts business. During 1994, the Company established a direct sales and service network in the United States and the United Kingdom by acquiring four companies which distributed and serviced the Company's products in the principal markets of New York, London and Boston. The Company further increased its direct sales and service network in the United States by opening sales offices in Atlanta, Chicago and San Francisco. In 1995, the Company restructured its manufacturing process by out-sourcing the manufacture of many sub-assemblies of the Company's products. In 1995, the Company also reorganized its management, engineering, manufacturing and administrative organizations, and reduced the number of its employees. During 1996, the Company established V Band Asian Partners, a strategic alliance of thirteen distributors of the Company's products in the Asian market.

In 1994, the Company acquired certain assets of Windmill Communications, Inc. ("Windmill"), Advantage Communications, Inc. ("Advantage"), ACT Computer Support, LTD. ("ACT") and acquired the outstanding capital stock of Mercury Dealing Systems ("Mercury"). The Windmill and Advantage acquisitions provided the Company with a service presence and increased sales strength in the New York City and Boston Markets, respectively. The Mercury and ACT acquisitions increased the Company's sales and service presence in the London market. These acquisitions, coupled with the opening of sales offices in Atlanta, Chicago and San Francisco, implemented the Company's strategy of enhancing market share through the direct sale and full service of its products, including project management, maintenance and other services. The Company's sales offices are complemented in certain regions of the domestic and global marketplace by distributors which sell and service the Company's products.

During 1995, the Company transferred the production of its printed circuit boards from an internal manufacturing process to external contract manufacturers. This action was undertaken to reduce the cost of the Company's products and permitted the Company to substantially reduce the size of its production facilities. The Company also reorganized its management, engineering, manufacturing and administrative organizations and substantially reduced the number of the Company's employees.

During 1996, the Company established V Band Asian Partners, a strategic partnership with The Trade Wind Group, a long-time distributor of the Company's products based in Australia. V Band Asian Partners is an alliance of thirteen distributors whose marketing efforts and servicing capabilities are coordinated and supported by The Trade Wind Group. Through this partnership, the Company has improved its ability to capitalize on the current growth trend in the Asian financial marketplace.

During fiscal 1995, the Company executed an agreement with the Chicago Board of Trade for the sale and installation of a major trading floor communications system that includes approximately 1,700 custom-designed exchange floor telephones and various peripheral equipment in transactions valued, in aggregate, at approximately $9 million. The exchange phones employ the same advanced technology base used in the Company's Power Deck product. The Company is providing full installation services, including project management and cabling for the 9,000 line communication system. Construction of the trading floor began in the Company's second fiscal quarter of 1995 and the first group of phones was installed and activated in July 1995. The project is expected to be completed in 1997. The Company recognizes revenue from this contract under the percentage-of-completion method.

In fiscal 1996, the Company executed an agreement with the Chicago Board of Trade (through a general contractor) for a major expansion and relocation of the Chicago Board of Trade's financial trading floor. This contract, which augmented the agreement mentioned above, is valued in excess of $2.5 million and is expected to be completed during the Company's second fiscal quarter of 1997.

In addition, in November 1996, the Company executed an agreement with the New York Mercantile Exchange for the sale, installation and maintenance of a major two-floor trading communications system that includes approximately 660 custom-designed exchange floor telephones and various peripheral equipment. This transaction is valued, in aggregate, at over $5.0 million. This contract is expected to be completed during 1997.

Through a subsidiary, Licom, Inc. ("Licom"), the Company also designs, manufactures and sells fiber optic-based voice and data multiplexers specifically designed for the "mission critical" communications of the electric power industry, such as inter-substation communications. Other markets for Licom multiplexers include command and control applications for "right-of-way" companies such as utilities, transportation companies, and emergency service organizations.

The Company's United Kingdom operation, which carries on business under the name of V Band PLC, performs assembly, sales, installation and maintenance services. For the fiscal years ended October 31, 1996 and 1995, V Band PLC had sales of $7.4 and $8.1, respectively. At October 31, 1996, V Band PLC had 47 employees.

Products and Markets

The Company introduced its first voice trading system in 1981. Since then, the Company has developed, manufactured and distributed several new generations of systems, increasing power, features, flexibility and network management capabilities while reducing repair cost and space requirements.

In June 1990, the Company introduced the industry's first all digital voice trading system, the VIAX DN. Digital connectivity reduces network costs, improves reliability, and offers users the ability to program their station options directly from the console. Digital technology has sharply reduced the space required for the common equipment. The Company's current digital system, the "Broad Band DN", requires as little as one-eighth of the space that was required by the systems first introduced in 1987.

In  1993,  the  Company   introduced  Power  Deck,  a  highly  advanced  digital
communications workstation for the financial community. The Power Deck user interface is fully compatible with the Company's BroadBand DN technology platform, and features state-of-the-art surface mount design. Significant innovations include a high resolution graphics display, enhanced user programmability and an ergonomically designed detachable keypad that improves productivity and gives users precise control of critical phone functions.

In 1995, the Company introduced BroadBand DN which is the latest generation distributed digital switch system. BroadBand DN is built on a high-speed computing platform allowing direct connection to the digital facilities of the public network and providing digital connectivity to the desktop. The system's basic architecture allows for software feature enhancements and reduces the risk of future obsolescence. The administration software empowers the user with system control and configuration capability, allows diagnostic reporting, and eases the ability to perform moves, adds, and changes from a personal computer. The Company's digital trading consoles give the users access to all system lines, paperless button labeling and fully programmable loudspeaker monitoring of multiple lines simultaneously.

In 1995, the Company introduced DXi, a high speed digital communications console. The DXi is fully compatible with the Company's BroadBand DN technology platform and employs the same base technology as the Power Deck. The Company also introduced its digital eXchange Phone which is installed at the Chicago Board of Trade. The eXchange Phone employs the technology base of the Power Deck product line. The eXchange Phone provides state-of-the-art telecommunications designed specifically for the hectic and demanding environment of an exchange. The eXchange Phone was ergonomically designed to optimize trading floor space and maintain high efficiency for the member brokers.

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

GSM allows firms to take advantage of advanced communications architectures such as Asynchronous Transfer Mode ("ATM"). The GSM, which employs a one gigabit switch for information throughput, can support a trading floor with over 2,400 user consoles and delivers access to over 16,000 lines without system blocking. The Company installed GSM at several of its customer locations during 1996.

The WAN ONE product enables remote trading floor communication systems to operate as if they were located together. For example, traders in London can have instant, local access to lines in New York, Canada, or virtually anywhere in the world. The Company believes WAN ONE provides a foundation for remote trading and advanced network services of the next generation.

The PassPort Network Management Platform is a sophisticated UNIX-based suite of tools that controls and maintains large systems in a cost-effective manner. True multi-tasking and simultaneous multi-user operations allows large system managers to effectively administer distributed trading systems across existing corporate LANs and WANs. Higher level protocols such as SNMP, CMIP/CMIS and TCP/IP are all capable of being addressed.

The Company's F.A.S.T. service enables service technicians to troubleshoot and modify system parameters remotely through phone lines, thereby increasing system performance. Management believes that F.A.S.T. constitutes a competitive advantage and no competitors have introduced similar service technology.

In 1996, the Company re-engineered its eXchange Phone to meet the feature and function requirements of the New York Mercantile Exchange, for which the Company has an agreement to sell, install and maintain approximately 660 positions.

In 1996, the Company introduced the Clarity Speaker System. The Clarity Speaker System allows traders and brokers to simultaneously monitor an unprecedented number of lines without the need for numerous individual speaker cube arrays. The Clarity Speaker System employs virtual stereo capabilities that helps users to more readily manage incoming communications in a high traffic environment while requiring minimal space at the trading desk. The Company also introduced a DXi hard-key button module that will enable its Power Deck and DXi trading consoles to support hard keys as well as softkeys, or a combination of both. The Company expects to ship the Clarity Speaker System and its DXi Hard-key module in 1997.

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

The Company developed the APL (Audio Processing Line) card, which increases the capacity of telephone lines that can be handled by each Broad Band DN node, by combining the AP-ACC (Audio Processing-Analog Control Card) and ALC (Analog Line
Card) cards into a single card. This card enables the Company to decrease the space requirements of its backroom cabinets and racks. Also, a new speaker interface was developed which allows speakers to be dynamically programmed from the Power Deck and DXi consoles. The Company also developed an ISDN PRI (private rate interface) for Broad Band DN, advanced intercom features for its digital trading consoles and a speakerphone for its Power Deck trading console.

During 1995, the Company finalized the development of several product initiatives that were undertaken in 1994. DXi, a new digital trading console features an internal speaker phone and a streamlined, high-speed trader interface. PassPort, a sophisticated UNIX-based suite of tools maintains large systems in a cost-effective manner. The Global Switching Module, which employs a one gigabit switch, can unite up to 2,400 digital voice trading stations and is the centerpoint of the Company's Large System Support package.

In 1996, the Company introduced the Clarity Speaker System. Clarity allows traders and brokers to simultaneously monitor an unprecedented number of lines without the need for numerous individual speaker cube arrays. The Clarity Speaker System employs virtual stereo capabilities that helps users to more readily manage incoming communications in a high traffic environment while requiring minimal space at the trading desk.

Also in 1996, a new digital exchange floor phone product was developed that enables the use of up to eight handsets per phone. In November 1996, the New York Mercantile Exchange entered into an agreement to purchase approximately 660 of these new exchange phones. The Company feels it is well positioned to compete effectively for business in the exchange floor marketplace, which is expected to be robust over the next two years.

In 1996, the Company developed a new hard key button module that will allow its Power Deck and DXi trading consoles to support hard keys as well as softkeys, or a combination of the both. In addition, numerous software feature enhancements for the Broad Band DN system architecture were developed and released.

The Company continues its research efforts into the practical application of ATM (Asynchronous Transfer Mode) technology to the trading room. Application development efforts also continue on CTI (Computer Telephone Integration), which unites the computer and the telephone. The Company believes the CTI will serve as the enabling technology for ATM in the trading room. The Company has deployed CTI at several customer sites during 1995, utilizing various client database applications.

The Company continues to develop hardware and software enhancements to its ProMX product line such as the development of an interface for Synchronous Optical
Network (SONET), an international standard for very high speed digital communications.

During the years ended October 31, 1996, 1995 and 1994, the Company's annual research and development expenditures were $3.1 million, $3.9 million and $3.3 million or 9%, 13% and 11% of sales, respectively.

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

The Company currently maintains direct sales and service centers in New York City, Boston, Chicago, San Francisco, Atlanta and London to provide sales, services and support to customers in the United States and London markets. Through these centers, the Company sells equipment, including modifications to existing systems, and support services, including maintenance contracts and project management. The Company utilizes several distributors to support its operations throughout other regions of the United States.

The Company utilizes a network of international distributors to deliver sales and service support in other global markets, such as Canada, the Pacific Rim, South America and Europe. To accommodate the increased activity level of global financial markets, V Band expanded its base of foreign distributors during 1996. At present, there are 23 authorized V Band distributors worldwide, with new digital systems recently placed in Russia, Greece and South Africa. During 1996, V Band Corporation and Australia-based Trade Wind Group announced the formation of V Band Asian Partners, a strategic partnership to expand distribution channels for V Band's products in Pacific Rim countries. Licom uses direct and distributor sales, service, project management and maintenance in the United States and Canada, and uses independent distributors for international sales and service.

Sales to Morgan Guaranty Trust Company of New York and affiliates represented 10%, 14% and 14% of sales in 1996, 1995 and 1994, respectively. Sales to the Chicago Board of Trade and its general contractor represented 21% and 13% of sales in 1996 and 1995, respectively.

Equipment sales, excluding Licom's ProMX, consisting of new systems installed and modifications to existing systems, in all markets, were $25.3 million, $20.5 million and $23.0 million, representing 77%, 69% and 74% of the Company's sales in 1996, 1995 and 1994, respectively. Licom sales represented 7%, 11% and 13% of the Company's sales in 1996, 1995 and 1994, respectively. Service sales, which consists of maintenance contract sales, support, service and miscellaneous repairs accounted for 16%, 20% and 13%, of sales during 1996, 1995 and 1994, respectively.

The Company's foreign sales for 1996, 1995 and 1994 were $9.7 million, $10.5 million and $8.7 million, or 29%, 36% and 27%, respectively, of total consolidated sales. For further information regarding foreign sales, see Note 8 -- Notes to Consolidated Financial Statements.

The Company's sales of systems for application in "non-financial" communications control centers of utilities, railroads and other "right-of-way" companies as well as E9-1-1 emergency service centers and government/military applications were, in the aggregate, 20%, 16% and 16% of the Company's sales for 1996, 1995 and 1994, respectively.

Manufacturing and Sources of Supply

During 1995, the Company restructured its manufacturing operations to reduce the cost of its products by out-sourcing the production of its printed circuit boards. As part of this restructuring, the Company significantly down-sized its production facility by relocating its operations, in July 1995, to a 15,000 square foot facility in Elmsford, New York, from its former 67,000 square foot leased facility in Yonkers, New York. This new facility houses the Company's purchasing, production control, final assembly, quality control, testing and repair operations.

The Company primarily utilizes three outside subcontractors to manufacture its custom fabricated, printed circuit boards. The Company provides the product designs, engineering bill of materials and testing procedures to ensure the suppliers meet the Company's quality and reliability standards. The Company has been be able to reduce some of its product cost due to the economies of scale afforded by the outside contractors in the purchase of components.

The Company's Licom subsidiary performs final assembly of sub-assemblies received from one of the Company's outside contractors, tests and ships the product at its headquarters in Herndon, Virginia. During 1995, the Company relocated its Licom facility to a nearby location, to provide better utilization of space.

The Company's United Kingdom manufacturing operation, consisting of final product assembly and addition of local content and testing, is located at its facility in Beckton, England, approximately 20 miles southeast of London.

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

Patents

In 1994, the Company was granted a U.S. patent relating to the design of the Power Deck console system. In 1993, the Company was granted a U.S. patent relating to the design of the VIAX DN console system. In 1992, the Company received patents on its system digital switch architecture and its power supplies.

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

The Company's largest competitors in the United States are IPC Information Systems, Inc. ("IPCI"). and British Telecom plc. In the United Kingdom, the Company competes with British Telecom plc, IPCI, and Wyatts (a subsidiary of Reuters Holdings plc). The Company believes that these two markets, the United States and United Kingdom, comprise 65% of the global market for the Company's products. The competitors in markets served by ProMX products are primarily RFL Technologies, Pulsar Technologies, Centronics Division of NORTEL and ASEA Brown Boveri.

Backlog

As of October 31, 1996, 1995 and 1994, the Company's backlog of purchase orders that management believes to be firm was $8.3 million, $10.5 million and $2.8 million, respectively. The Company expects to deliver all products from its October 31, 1996 backlog during fiscal 1997. The Company generally delivers large system configured products to customers within six to eight weeks of its receipt of firm orders. Where the Company makes direct end-user installations, deliveries generally occur four to eight weeks from receipt of firm orders.
Management does not believe that the Company's backlog is a meaningful indication of future sales.

Employees

As of October 31, 1996, the Company had 199 full-time employees, of whom 29 were product development personnel, 110 were sales, marketing and service support personnel, 28 were production personnel, and 32 were administrative personnel. This compares to 241 at October 31, 1995 and 288 at October 31, 1994. The decrease from 1995 was primarily attributable to a reorganization of the Company's engineering, manufacturing and administrative functions in November 1995. The reduction from 1994 was attributable to a reorganization of the Company's management and restructuring of the Company's manufacturing operations, which included the out-sourcing of the production of the Company's printed circuit boards,

Many of the Company's employees are highly skilled, and the Company's continued success will depend, in part, on its ability to attract and retain such employees. None of the Company's employees are covered by a collective bargaining agreement; however, four employees of a wholly owned subsidiary of the Company, all of whom work in the Boston service center, are members of a local collective bargaining unit. The Company believes its relations with its employees are good.

Item 2.    Properties

The  Company's   leases   executive   offices  and  engineering   facilities  of
approximately  22,800  square feet,  located at 565 Taxter Road,  Elmsford,  New
York.

The Company conducts its assembly and quality assurance operations at a 15,000 square feet at Three Westchester Plaza, Elmsford, New York.

Leases for the Company's domestic sales and service support locations include approximately: 5,900 and 2,500 square feet located in New York City; 1,300 square feet located in Boston, Massachusetts; 1,800 square feet in Chicago, Illinois; and 1,800 square feet in San Francisco, California. Subsequent to the fiscal year end October 31, 1996 the Company executed a lease for approximately 2,600 square feet of office space at its existing location in Chicago, Illinois. The Company is currently re-negotiating its lease in San Francisco and expects to either renew at its existing site or relocate to a similar space in the same building.

Licom's headquarters consist of approximately 8,600 square feet of office and production assembly space, located at 620 Herndon Parkway, Herndon, Virginia.

The Company leases office and production space related to its United Kingdom operation. It has a leased sales office of approximately 1,700 square feet located in London. The production facility and administrative offices with approximately 20,000 square feet located within 20 miles southeast of London.

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

There are no other material pending legal proceedings as of December 31, 1996.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended October 31, 1996.

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

Fiscal 1996                            High                 Low
-----------                            ----                 ---
Fourth Quarter                        $ 3.38              $ 1.88
Third Quarter                         $ 3.88              $ 1.63
Second Quarter                        $ 3.38              $ 1.63
First Quarter                         $ 2.38              $ 1.25

Fiscal 1995                            High                 Low
-----------                            ----                 ---
Fourth Quarter                        $ 2.75              $ 1.88
Third Quarter                         $ 3.50              $ 1.88
Second Quarter                        $ 3.25              $ 1.88
First Quarter                         $ 5.25              $ 2.75

As of December 31, 1996, there were approximately 550 holders of record of the Company's Common Stock.

The Company has never paid a regular dividend on its shares, and does not anticipate paying dividends in the near future.

Item 6.  Selected Financial Data

The selected financial data presented below have been derived from the audited financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                                             For the Year Ended October 31,

                                               1996        1995           1994         1993          1992
                                               ----        ----           ----         ----          ----
                                                            (in 000's, except per share data)

Sales .................................     $ 32,886     $ 29,351      $ 31,078     $ 25,741      $ 28,888
Income (loss) before cumulative effect
      of accounting change ............           27      (11,594)          627       (1,134)          248
Cumulative effect of accounting change.           --           --         1,242           --            --
                                            --------     --------      --------     --------      --------
Net income (loss) .....................     $     27     $(11,594)     $  1,869     $ (1,134)     $    248
                                            ========     ========      ========     ========      ========

Per share data:
Income (loss) before cumulative
      effect of accounting change .....     $    .01     $  (2.18)     $    .12     $   (.21)     $    .04
Cumulative effect of accounting  change           --           --           .23           --            --
                                            --------     --------      --------     --------      --------
Net income (loss) .....................     $    .01     $  (2.18)     $    .35     $   (.21)     $    .04
                                            ========     ========      ========     ========      ========

Weighted average number of shares  of
    common stock and common stock
    equivalent ........................        5,323        5,322         5,311        5,285         6,069
Cash dividends per common share .......     $    .00     $    .00      $    .00     $    .00      $    .00
Working capital .......................     $ 10,619     $  9,622      $ 18,935     $ 19,684      $ 19,931
Total assets ..........................     $ 22,042     $ 21,212        $36,02     $ 30,639      $ 29,944
Shareholders' equity ..................     $ 14,488     $ 14,398      $ 26,039     $ 23,963      $ 25,273

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As an aid to understanding the Company's operating results, the following table shows, for the periods indicated, the percentage relationship which each item bears to sales.

                                                    Fiscal Year Ended October 31,
                                                    -----------------------------
                                                     1996       1995       1994
                                                     ----       ----       ----
Sales
    Equipment ..................................     84.2 %     80.4 %     86.7 %
    Service ....................................     15.8       19.6       13.3
                                                    -----      -----      -----
Total sales ....................................    100.0      100.0      100.0
Cost of sales
    Equipment(*) ...............................     59.2       85.7       55.4
    Service(*) .................................     62.2       61.0       71.6
                                                    -----      -----      -----
Total cost of sales ............................     59.7       80.8       57.5
                                                    -----      -----      -----
Gross Profit ...................................     40.3       19.2       42.5
Selling, general and administrative expenses ...     31.0       44.6       30.7
Research and development expenses ..............      9.5       13.4       10.7
                                                    -----      -----      -----
Operating income (loss) ........................     (0.1)     (38.8)       1.1
                                                    =====      =====      =====
Income  (loss)  before  cumulative  effect  of
    accounting change ..........................      0.1      (39.5)       2.0
Cumulative effect of accounting change .........      --         --         4.0
                                                    -----      -----      -----
Net income (loss) ..............................      0.1 %    (39.5)%      6.0 %
                                                    =====      =====      =====

*  Presented as a percentage of the related sales categories.

Sales

Sales for the year ended October 31, 1996 were $32.9 million, a $3.5 million, or 12%, increase from sales for 1995. The increase in sales was primarily attributable to the increase in sales of the Company's Power Deck, DXi and eXchange Phone products which increased to $15.4 million in 1996 from $9.9 million in 1995, or 56%, as product migration continued in favor of the Company's newer products. Sales for the Company's older products, Viax DN and Viax Analog, decreased to $4.9 million in 1996 from $9.4 million in 1995, or a 48% decrease. Sales for the Company's Licom ProMX decreased to $2.4 million from $3.1 million, or 23%, due to increased competition in the market for the Company's product. Excluding Licom's ProMX sales, the Company's sales were $30.5 million in 1996 compared to $26.3 in 1995, or an increase of 16%. Equipment sales, which include new equipment installations plus moves, adds and changes for customers' existing systems, were $27.7 million in 1996 as compared to $23.5 in 1995, or an increase of 18%. Excluding Licom's ProMX sales, the Company's equipment sales were $25.3 million in 1996 compared to $20.5 in 1995, or an increase of 23%. Service sales decreased to $5.2 million in 1996 from $5.8 million in 1995, or a 10% decrease. This decrease is primarily attributable to several factors - a reduction in the Company's repairs and other sales related to E-911 products, older Viax products and miscellaneous products to $1.0 million in 1996 from $1.5 million in 1995. Maintenance sales remained level at $4.2 million for 1996 and 1995 as several customers historically covered by maintenance contracts upgraded to new systems during 1996 and those customers' systems were covered under warranty contracts for all or part of the year.

Sales in 1996 to non-financial customers (i.e., communication control centers for utilities and government agencies) accounted for $6.0 million, or 18% of sales, a $1.2 million increase from 1995 non-financial customer sales. The increase was related primarily to several specific sales of the Company's product in diverse applications.

Sales for the year ended October 31, 1995 were $29.4 million, a $1.7 million or a 5% decrease from sales for 1994. The decrease in sales was attributable to the decrease in equipment sales. Equipment sales for the year, which included new equipment installations plus moves, adds and changes for customers' existing systems were $23.5 million in 1995 as compared to $27.0 in 1994. Sales of the Company's Power Deck product increased from $2.6 million in 1994 to $9.9 million in 1995, or a 281% increase, as product migration continued in favor of the Power Deck and away from older products. Sales for the Company's older products, Viax DN and Viax Analog, decreased from $19.0 million in 1994 to $9.4 million in 1995, or a 51% decrease. Sales for the Company's Licom ProMX product decreased from $3.3 million to $3.1 million, or 6%, primarily due to higher discounting for the product. Service sales increased from $4.1 million in 1994 to $5.8 million in 1995, or a 39% increase, reflecting the transformation of the Company's distribution channels to a direct sales and service network.

Sales in 1995 to non-financial customers (i.e., communication control centers for utilities and government agencies), which accounted for $4.8 million, or 15% of sales, remained relatively unchanged from 1994 non-financial customer sales.

Since the Company sells products to its foreign customers and distributors for U.S. dollars, it is unaffected by currency translations. The Company's United Kingdom operation transacts sales in pounds sterling or US dollars. Those sales transacted in pounds sterling were not materially impacted by foreign exchange rate fluctuations during 1996 or 1995. The Company has, from time to time, hedged foreign currency transactions when deemed necessary.

Reflecting the transformation of the Company's distribution channels from third party distributors to a direct sales and service network, $28.4 million, or 86% of total sales were direct in 1996, as compared to $24.1 million and $21.5 million, or 82% and 70% of sales in 1995 and 1994, respectively.

Gross Profit Margins

Gross profit margins for 1996 and 1995 were 40% and 19%, respectively. The equipment gross profit margin was 41% in 1996, as compared to 14% in 1995. The increase in equipment gross margins for 1996 were attributable to the matters relating to 1995 described below. The equipment gross profit margin for 1995 was adversely affected by the special fourth quarter adjustment of $3.8 million, the manufacturing restructuring program initiated by the Company and competitive discounting for the Company's products.

The 1995 gross profit was affected by several special fourth quarter 1995 expense adjustments, including a $2.6 million charge for increases in inventory reserves and inventory write-offs related to older product lines, a $.9 million write-off of an intangible asset related to a license for product technology no longer used, and a $.3 million increase in warranty reserves. Additionally, the Company restructured its production operations during the year from an internal manufacturing process to one which relies to a significant extent on out-sourcing of the Company's sub-assemblies. This restructuring enabled the Company to reduce its gross manufacturing expenses by $3.0 million, from $5.3 million in 1995 to $2.3 million in 1996. Also, the Company found it necessary to offer larger discounts for its products in order to meet competitive challenges. The service gross profit margin decreased slightly to 38% in 1996 from 39% in 1995. This was primarily attributable to a decrease in the Company's repair sales for older products, which have generally yielded higher gross profit margins.

The gross profit margin was 19% in 1995 as compared to 42% in 1994. The equipment gross profit margin was 14%, in 1995, as compared to 45%, in 1994. The decrease in equipment gross profit margins was attributable primarily to three factors -- $3.8 million of special fourth quarter expense adjustments, a manufacturing restructuring program initiated by the Company, and competitive discounting for the Company's products. The service gross profit margin increased to 39%, in 1995 from 28% in 1994. Service sales increased 39% over 1994 levels as the Company transformed from a distributor-based network to a direct sales and service network, while the service cost of sales decreased 6%, due to economies of scale and better efficiencies brought about by a larger customer base.

Operating Expenses

Total operating expenses for 1996 decreased to $13.3 million, representing a 22% decrease from $17.0 million for 1995. Operating expenses as a percentage of sales were 40% in 1996 as compared to 58% in 1995. The selling, general and administrative expenses decrease as a percentage of sales to 31% in 1996 from 45% in 1995 was attributable primarily to the restructuring program initiated by the Company during 1995.

Total operating expenses for 1995 increased to $17.0 million, representing a 33% increase from $12.8 million for 1994. Operating expenses as a percentage of sales were 58% in 1995 as compared to 41% in 1994. The selling, general and administrative expenses increase as a percentage of sales to 45% in 1995 from 31% in 1994 was attributable primarily to the costs of the service businesses acquired in 1994, combined with non-recurring charges related to the Company's restructuring during the year.

Selling, general and administrative costs for 1996 decreased $2.9 million to $10.2 million, or 22%, from $13.1 million in 1995. The decrease in selling, general and administrative expenses was attributable to the Company's 1995 restructuring. Overall, the Company reduced the number of its full-time employees to 199 at October 31, 1996 from 241 at October 31, 1995 and 288 at October 31, 1994. Overall, sales, general and administrative payroll and benefits were $2.2 million lower in 1996. Part of this reduction was attributable to severance costs incurred in 1995 related to the aforementioned restructuring. The Company was able to reduce headcount while increasing its operational efficiency by implementing a new management information system towards the end of 1995. This new system enabled the Company to streamline many of its operational and administrative functions.

Selling, general and administrative costs for 1995 increased $3.6 million to $13.1 million, or 38%, from $9.5 million in 1994. Of the increase, $2.4 million was attributable to the full year impact of the Company's London, New York and Boston sales and service center operations which were acquired during 1994. Additionally, the Company exercised its right to terminate its current lease for 67,000 square feet of manufacturing space in Yonkers, New York, relocating to a 15,000 square foot production and assembly facility in Elmsford, New York. The Company recorded a $.4 million non-recurring restructuring charge related to expenses to be incurred and assets to be disposed of during the transition of the manufacturing facility to the new location. Additionally, the Company further restructured its manufacturing, engineering and administrative departments, resulting in severance accrual and other miscellaneous costs at year-end of $.8 million.

Research and development expenses for 1996 of $3.1 million decreased $.8 million, or 21%, from $3.9 million in 1995. Research and development expenses as a percentage of sales decreased to 9% in 1996 as compared to 13% in 1995. The decrease in research and development expenses was primarily attributable to the restructuring of the Company's engineering department which placed a greater emphasis on software development as opposed to hardware development, which is less costly. In addition, the products introduced during the year require less development expense to bring to the market.

Research and development expenses for 1995 of $3.9 million increased $.6 million, or 18%, from $3.3 million in 1994. Research and development expenses as a percent of sales increased to 13% in 1995, as compared to 11% in 1994. This increase was a result of the development of the new products and services introduced during the latter part of the year, including DXi, BroadBand DN, WAN ONE and the eXchange phone, which is being installed at the Chicago Board of Trade.

Other Income and Expense

Net investment income for 1996 and 1995 remained relatively unchanged at $.1 million.

Net investment income for 1995 was $.1 million, a decrease of $.3 million from 1994. The decrease was attributable primarily to the decrease in marketable securities, of which $4.2 million was used to fund the current year's net operating loss and net realized losses on certain securities sold.

Provision for Income Taxes

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates. The cumulative effect of the adoption of SFAS 109 as of November 1, 1993 was $1,242,000, net of a valuation allowance of $150,000. There was no change in the valuation allowance during 1994. During 1995, the Company recorded an additional deferred tax asset of $4,325,000 and also recorded an additional valuation allowance of $4,876,000. During 1996, the Company reduced the deferred tax asset and valuation allowance by $208,000. The total valuation allowance as of October 31, 1996 of $4,818,000 reduces the deferred tax asset to the amount that management believes will ultimately be realized. During 1995, the Company reversed $250,000 of prior years' tax accruals which are no longer required. There was no change in the valuation allowance during 1996. The Company's 1996, 1995 and 1994 tax provisions of $5,000, $301,000 and $150,000 reflect effective tax rates of 19%,
(3)% and 19%, respectively.

Net Income (Loss) Per Share

For 1996, the Company recorded net income of $27,000 or $.01 per share, as compared to net loss of $11.6 million, or $2.18 per share in 1995. The Company's Licom subsidiary recorded a net operating loss of $.5 million compared to a net operating loss of $.1 million in 1995. Excluding Licom's results, the Company had net income of $.5 million, or $.09 per share.

For 1995, the Company recorded a net loss of $11.6 million, or $2.18 per share, as compared to net income of $.6 million, or $.12 per share, before the cumulative effect in 1994 of the accounting change for income taxes. Inclusive of the cumulative effect of the accounting change, net income was $1.9 million, or $.35 per share, in 1994.

Liquidity and Capital Resources

The Company's aggregate of cash, cash equivalents and marketable securities at October 31, 1996 declined $.7 million, to $2.3 million, compared to the balances reported at October 31, 1995. Accounts receivable increased $1.9 million, to $6.7 million in 1996 from $4.8 million in 1995, primarily due to the increase in sales for the Company's fourth quarter compared to the fourth quarter of 1995 and an increase in amount outstanding, (including retainage) related to the Chicago Board of Trade contracts. Total current liabilities increased due to the timing of inventory purchases in the fourth quarter to support sales for the fourth quarter of 1996 and the first and second quarters of 1997. Capital expenditures were $.3 million in 1996 as compared to $.9 million in 1995.

The Company's aggregate of cash, cash equivalents and marketable securities at October 31, 1995 declined $4.8 million, to $2.9 million, compared to the balances reported at October 31, 1994. This decline was largely attributable to the use of funds to support the Chicago Board of Trade contract and to fund the net operating loss. Inventory, net of accounts payable decreased $2.1 million, from $8.2 million in 1994 to $6.1 million in 1995, as the Company reduced inventory as part of the Company's restructuring during the year. Accounts receivable decreased $2.9 million, from $7.7 million in 1994 to $4.8 million in 1995, primarily attributable to a decrease in fourth quarter sales of $2.3 million for 1995 as compared to 1994. Capital expenditures were $.9 million in 1995 as compared to $.6 million in 1994.

The Company has taken a number of steps to create additional liquidity for its operations and to take advantage of marketing opportunities. The restructuring of the Company's production operations in 1995 and the reduction of the number of Company employees in 1995 and 1996 have contributed to the Company's liquidity. The Company is also seeking to obtain a credit facility from a lending institution. In January 1997, the Company borrowed $200,000 on a short-term basis from the Company's Chairman and Chief Executive Officer. The Company has no other indebtedness and believes it will be able to obtain a credit facility which, together with other resources, would provide sufficient liquidity to meet projected requirements.

The Company's working capital was $10.6 million as of October 31, 1996, a $1.0 million increase from $9.6 million as of October 31, 1995. Working capital was $9.6 million as of October 31, 1995, a $9.3 million decrease from $18.9 million as of October 31, 1994.

The Company has no significant commitments for capital expenditures as of October 31, 1996.


Item 8.   Financial Statements and Supplementary Data

The response to this item is incorporated by reference to pages F-1 through F-12 and S-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Name                                Age                        Office Held
----                                ---                        -----------
Thomas E. Feil (1)                   55          Chairman, Chief Executive Officer, Director
Thomas Hughes                        37          Chief Operating Officer
Mark R. Hahn                         39          Vice President - Chief Financial Officer, Treasurer and Secretary
Gerald C. Walsh                      50          Senior Vice President - Sales and Operations
Luke P. La Valle, Jr. (2)(3)         54          Director
Thomas H. Lenagh (2)                 72          Director
Brian S. North (1)                   45          Director
Joseph M. O'Donnell (3)              50          Director
A. Eugene Sapp, Jr. (1)              60          Director
J. Stephen Vanderwoude (2)(3)        53          Director

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

Mark R. Hahn was appointed Vice President and Chief Financial Officer of the Company in August 1995. He was elected Secretary of the Company in December 1995 and elected Treasurer of the Company in May 1996. Previously, he served as Controller of the Company since November 1994. Prior to joining the Company, he was a consultant to American Airlines in Fort Worth, TX. From 1991 to 1994, he served as Vice President of Finance and Controller for Business Express Corporation in Westport, CT. He joined Business Express in 1990 as Controller. From 1987 to 1990, he held the positions of Corporate Controller and Director of Corporate Planning and Accounting with Waldenbooks in Stamford, CT. He began his career as a certified public accountant with Price Waterhouse.

Gerald C. Walsh was appointed Senior Vice President, Sales and Operations of the Company in May 1996. Prior to joining the Company, he was Eastern Regional Manager, National Accounts at Executone Information Systems, Inc., From 1993 to 1995, Mr. Walsh served as Chief Operating Officer for Glasgal Communications, Inc., in Northvale, New Jersey. From 1987 to 1992, he was Senior Vice President and General Manager for Contel IPC.

Luke P. La Valle, Jr. has served as a Director of the Company since June 1992. Since 1980, Mr. La Valle has been President and Chief Investment Officer of American Capital Management, Inc., a New York City based investment management firm for individuals, trusts, pension and profit sharing accounts. Prior to forming American Capital Management, Inc., Mr. La Valle worked for United States Trust Company of New York for 13 years specializing in small company investing in the Pension and Institutional Investment Division.

Thomas H. Lenagh has served as a Director of the Company since June 1993. Mr. Lenagh has served as an independent financial consultant for the last six years. He was formerly Chairman and Chief Executive Officer of Greiner Engineering from 1984 to 1986. Prior to that he was Financial Vice President of Aspen Institute until 1984. Previously, he was Treasurer and Portfolio Manager of the Ford Foundation. Mr. Lenagh is a retired Captain of the United States Naval Reserve. Mr. Lenagh is also a Director of CML, Inc., Gintel Funds, Adams Express, Clemente Growth Fund, ICN Pharmaceuticals, Inc., Irvine Sensors Corporation and Franklin Quest.

Brian S. North has served as a Director of the Company since September 1988. Mr. North has been an attorney with the law firm of White and Williams since 1995. From 1987 to 1994, he was a member of the law firm of Elliott, Reihner, Siedzikowski, North & Egan, P.C. and predecessor law firms. From 1980 to 1987, he was Senior Corporate Counsel of Sun Company, Inc.

Joseph M. O'Donnell has served as a Director of the Company since June 1991. Since July 1994, Mr. O'Donnell has been the Chief Executive Officer and a Director of Computer Products, Inc., a manufacturer in Boca Raton, Florida. From 1993 to 1994, he was Chief Executive Officer for Savin Corporation, after one year of being an independent business consultant. From 1990 to 1992 he served as President and Chief Executive Officer of GO/DAN Industries Inc., a Connecticut-based manufacturer of automobile parts sold primarily in the aftermarket. He is also a Director of Cincinnati Microwave, Inc., a publicly held company and Boca Research.

A. Eugene Sapp, Jr. has served as a Director of the Company since August 1994. Mr. Sapp, employed by SCI Systems since 1962, has been its President, Chief Operating Officer and Director since 1981. Mr. Sapp also serves as a Director of Irvine Sensors Corp., and CMS, Inc. of Tampa, Florida.

J. Stephen Vanderwoude has served as Director of the Company since May 1994. Mr. Vanderwoude is currently Chairman and Chief Executive Officer of Madison River Telephone Company LLC. He was President, Chief Executive Officer and Director for Video Lottery Technologies in Atlanta, Georgia from 1994 to 1995. Prior to that, he was the President and Chief Operating Officer of Sprint Corporation's Local Telecommunication Division until September 1993. Prior to the merger of Sprint and Centel corporations in March 1993, Mr. Vanderwoude was President and a Director of Centel Corporation from 1988 and held various executive and management positions with Centel since joining the company in 1971. Mr. Vanderwoude is a Director of First Midwest, a bank holding company.

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

Item 11.      Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal years ended October 31, 1996, 1995 and 1994 concerning the compensation of the Company's Chairman and Chief Executive Officer and each of its other executive officers whose salary and bonus for fiscal 1996 exceeded $100,000:

                                                                            Long-term
                                               Annual Compensation        Compensation(1)
                                        --------------------------------  --------------
                                                                           Securities
Name/                                                       Other Annual   Underlying     All Other
Principal Position            Year      Salary     Bonus    Compensation   Options (#)  Compensation (2)
------------------            ----      ------     -----    ------------   -----------  ---------------
Thomas E. Feil,               1996     $200,000     $--       $   --       $   --       $  2,000
Chairman, Chief Executive     1995      199,000      --           --           --          1,528
Officer and Director          1994      199,998      --           --           --           --



Thomas Hughes, (3)            1996      150,000      --           --         90,000        1,500
Chief Operating Officer       1995      103,616      --           --         16,000        1,036
                              1994       88,858     3,276         --          6,000          889

Mark R. Hahn, (3)             1996      105,000      --           --         60,000        1,050
Vice President-               1995       85,077      --           --         17,000          285
Chief Financial Officer       1994         --        --           --           --           --
--------------------------------
(1)  Other  than the  Company's  401(k)  Plan and its  stock  option  and  stock purchase plans, the Company does not have any long-term incentive plans and does not grant restricted stock awards.
(2)  Includes amounts contributed.by the Company under the Company's 401(k) Plan
     during   the  fiscal   year  and  any   additional   discretionary   annual
     contributions related to the prior fiscal year.
(3)  Mr. Hughes and Mr. Hahn entered into agreements with the Company in January
     1996 whereby  they are each  entitled to receive  approximately  one year's compensation  should there be a change of control of the Company within one year from the date of the agreement.

STOCK OPTIONS

The following tables summarize option grants during the fiscal year ended October 31, 1996 to the named officers and the value of the options held by such persons at the end of such fiscal year. None of the named officers exercised any stock options during the fiscal year ended October 31, 1996. The Company does not maintain any pension plans or any supplementary pension award plans.

Option Grants in Last Fiscal Year

                                                                                Potential Realizable Value
                                                                                at Assumed Annual Rates of
                                                                                Stock Price Appreciation
                                          Individual Grants                           for Option Term
                     -------------------------------------------------------------------------------------
                     Number of       Percentage of
                     Securities      Total Options
                     Underlying       Granted to
                      Options        Employees in   Exercise Price   Expiration
Name                  Granted        Fiscal Year     (per share)       Date         5%          10%
----                  -------        -----------     -----------       ----         --          ---
Thomas Hughes          90,000            25%            $1.88          2006     $142,326      $326,853
Mark  Hahn             60,000            17%             1.88          2006       94,884       217,902

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option Value

                                                                                      Value of Unexercised In-the
                                                     Number of Unexercised Options          Money Options at
                                                               at FY-End                        FY-End
                                                    ------------------------------  -----------------------------
                           Shares
                         Acquired on      Value
Name                      Exercise      Realized    Excercisable    Unexercisable   Excercisable   Unexercisable
----                      --------      --------    ------------    -------------   ------------   -------------
Thomas E. Feil               -           $  -          25,000             -            $   -          $  -
Thomas Hughes                -              -          26,900           88,667          2,917          20,833
Mark R. Hahn                 -              -          15,667           61,333          1,708          13,917

COMPENSATION OF DIRECTORS

The Company pays each outside director an annual director's fee of $7,500 plus $500 for each board meeting attended (up to a limit of six meetings per year), plus deferred cash compensation payable upon termination of service as a director in an amount equal to $2,000 for each year of service as a director. Pursuant to the Company's Stock Compensation Plan for Non-Employee Directors, each outside director may elect to have all or a portion of his compensation paid by the Company by means of the issuance of the Company's Common Stock in lieu of cash. Additionally, each director is reimbursed for out-of-pocket travel expenses incurred to attend a board meeting and may receive reasonable compensation for chairing any committee of the board. Outside directors also receive, upon election or re-election as a director, a grant of stock options under the Company's 1984 Stock Option Plan covering 2,000 shares of the Company's Common Stock, at an exercise price equal to the fair market value on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. La Valle, O'Donnell and Vanderwoude comprise the Compensation Committee. Messrs. Feil, North and Sapp comprise the Stock Option Committee. Messrs. La Valle, Lenagh and Vanderwoude comprise the Audit Committee. Mr. Feil is an officer and employee of the Company, but is not eligible to receive stock options while serving on the stock option committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's shares of Common Stock, each director of the Company, each executive officer named in the executive compensation table, and all directors and executive officers of the Company as a group, as of December 31, 1996.

                                                                          Number of Shares                 Percentage of
Name                                                                     Beneficially Owned                   Class
----                                                                     ------------------                   -----
Thomas E. Feil                                                             1,461,472 (2)(4)                   26.8%
565 Taxter Road, Elmsford, NY  10523

Thomas Hughes                                                                 29,900 (4)                        *
565 Taxter Road, Elmsford, NY  10523

Mark R. Hahn                                                                  29,549 (4)                        *
565 Taxter Road, Elmsford, NY 10523

Luke P. La Valle, Jr.                                                         18,000 (1)(4)                     *
50 Broad Street, Suite 1609, New York, NY  10004

Thomas H. Lenagh                                                              11,000 (1)(4)                     *
6 Greenwich Office Park, Greenwich, CT 06831

Brian S. North                                                               101,000 (1)(3)(4)                 1.9%
1800 One Liberty Place, Philadelphia, PA  19103

Joseph M. O'Donnell                                                           18,000 (1)(4)                     *
7900 Glades Road, Suite 500, Boca Raton, FL 33434

A. Eugene Sapp, Jr.                                                            4,000 (1)(4)                     *
2101 West Clinton Ave., Huntsville, AL  35807

J. Stephen Vanderwoude                                                         6,000 (1)(4)                     *
2316 Young Road, Southern Pines, NC  28388

All directors and  executive officers as a group  (10 persons)             1,678,921 (4)                      30.6%
-----------------------------------------------------------------
* - less than 1%

(1) Excludes options granted upon his election to serve as an outside director at the last annual meeting of shareholders, covering 2,000 additional shares, exercisable at and after the 1997 annual meeting of shareholders.

(2) Excludes 80,000 shares held in an irrevocable trust for Mr. Feil's daughter, over which Mr. Feil holds no voting or investment power.

(3) Includes 80,000 shares held in an irrevocable trust for which Mr. North is a trustee. Mr. North has no economic interest in the trust. However, he holds investment and voting authority over such shares.

(4) Includes shares that may be acquired upon exercise of options, which are currently exercisable or are exercisable within 60 days, as follows: Mr. Feil, 25,000 shares; Mr. Hughes, 28,900 shares; Mr. Hahn, 19,667 shares; Mr. La Valle, 8,000 shares; Mr. Lenagh, 6,000 shares; Mr. North, 21,000 shares; Mr. O'Donnell, 18,000 shares; Mr. Sapp, 4,000 shares; Mr. Vanderwoude, 4,000 shares; and all directors and executive officers as a group, 134,567 shares.


Item 13.     Certain Relationships and Related Transactions

On January 10, 1997, Mr. Thomas E. Feil, the Company's Chairman and Chief Executive Officer, made a loan to the Company in the principal amount of $200,000. The loan to the Company is payable upon demand, bears interest at an annual rate of nine percent and is secured by a security interest in the Company's accounts receivable.

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                  (a)      1.  Financial Statements:

                           Description
                           -----------

     Independent Auditors' Report
     Consolidated Balance Sheets as of October 31, 1996 and 1995
     Consolidated  Statements of Operations  for the Years Ended October
       31, 1996, 1995 and 1994
     Consolidated  Statements  of  Shareholders'  Equity  for the  Years
      Ended October 31, 1996, 1995 and 1994
     Consolidated  Statements  of Cash Flows for the Years Ended October
      31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements



                           2.  Financial Statement Schedule:

VIII Valuation and Qualifying Accounts S-1 All other schedules not listed above have been omitted because the information has been otherwise supplied in the financial statements or the notes thereto or they are not applicable, or the amounts are insignificant or immaterial.

                  (b)      Reports on Form 8-K:

                           None

                  (c)      Exhibits:

3.1                Restated Certificate of Incorporation. (5)
3.2                Amended By-Laws. (1)
10.1 Lease dated April 22, 1988 between registrant and URBCO, Inc. for premises at 565 Taxter Road, Elmsford, New York. (2)
10.2               Amended and Restated  1982  Incentive  Stock Option Plan,  as
                   amended. (10)
10.3 1984 Stock Option Plan adopted by Registrant on June 27, 1984, as amended. (7)
10.4 1986 Employee Stock Purchase Plan, as adopted by Registrant in December 1985, as amended. (7)
10.5 Rights Agreement, dated as of February 20, 1989 between the Company and Registrar & Transfer Company, as rights agent.(4)
10.6               Letter of  Registrant  to Thomas E.  Feil  dated  August  29,
                   1989.(1)
10.7 Adoption of Non-Standardized Retirement Plan and Trust (401-K) dated January 1, 1989, as amended. (5)
10.8 Amendment dated October 14, 1991 to a lease dated April 22, 1988 between the Company and URBCO, Inc. for premises at 565 Taxter Road, Elmsford, New York. (7)
10.9 Second Amendment dated February 20, 1992 to a lease dated April 22, 1988 between the Company and URBCO, Inc. for premises at 565 Taxter Road, Elmsford, New York.(7)
10.10              Third  Amendment  dated May 28,  1993 to a lease  dated
                   April 22, 1988 between the Company and URBCO, Inc. for premises at 565 Taxter Road, Elmsford, New York. (6)

10.11              Fourth  Amendment  dated June 8, 1994 to a lease  dated
                   April  22, 1988 between the Company and URBCO,  Inc. for
                   premises at 565 Taxter Road, Elmsford, New York. (6)
10.12              Agreement   dated  July  1,  1992  between  the  Company  and
                   California Institute of Technology. (9)
10.13              Share Acquisition  Agreement dated July 28, 1994, relating to
                   TR  Financial  Communications  plc,  together  with  Deed  of
                   Covenant  of the same date  between  the  Company and Mercury
                   Communications Limited. (8)
10.14              Stock Compensation Plan for Non-Employee Directors.(10)
16                 Letter regarding change in certifying accountant (3)
21                 Subsidiaries
23.1               Consent of Deloitte & Touche  LLP

                              Footnotes to Exhibits

   (1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1989, and incorporated herein by reference.

   (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

   (3) Filed as an exhibit to the Company's Current Report on Form 8-K filed March 18, 1994, and incorporated herein by reference.

   (4) Filed as an exhibit to the Company's registration statement on Form 8-A filed February 22, 1989, and incorporated herein by reference.

   (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1990, and incorporated herein by reference.

   (6) Filed as an exhibit to the Company's annual Report on Form 10-K for the period ended October 31, 1994, and incorporated herein by reference.

   (7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1992, and incorporated herein by reference.

   (8) Filed as an exhibit to the Company's Current Report on Form 8-K filed August 12, 1994, and incorporated herein by reference.

   (9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1994, and incorporated herein by reference.

  (10) Filed as an exhibit to the Company's registration statement on Form S-8 filed November 29, 1996, and incorporated herein by reference.

  (11) Filed as an exhibit to the Company's registration statement on Form S-8 filed November 29, 1996, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     V BAND CORPORATION

Dated:  January 27, 1997       By:/s/Mark R. Hahn
                                     ---------------
                                     Mark R. Hahn, Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Thomas E. Feil and Mark R. Hahn his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                  Title                                    Date
---------                                  -----                                    ----
/s/ Thomas E. Feil                    Chairman, Chief Executive Officer and      January 27, 1997
------------------                    Director (Principal Executive Officer)
    Thomas E. Feil


/s/ Thomas Hughes                     Chief Operating Officer                    January 27, 1997
-----------------
    Thomas Hughes


/s/ Mark R. Hahn                      Chief Financial Officer (Principal         January 27, 1997
----------------                      Financial and Accounting Officer)
    Mark R. Hahn


/s/ Luke P. La Valle, Jr.             Director                                   January 27, 1997
-------------------------
    Luke P. La Valle, Jr.


/s/ Thomas H. Lenagh                  Director                                   January 27, 1997
--------------------
    Thomas H. Lenagh


/s/ Brian S. North                    Director                                   January 27, 1997
------------------
    Brian S. North


/s/ Joseph M. O'Donnell               Director                                   January 27, 1997
-----------------------
    Joseph M. O'Donnell


/s/ A. Eugene Sapp, Jr.               Director                                   January 27, 1997
-----------------------
    A. Eugene Sapp, Jr.


/s/ J. Stephen Vanderwoude            Director                                   January 27, 1997
--------------------------
    J. Stephen Vanderwoude

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
V Band Corporation

We have audited the accompanying consolidated balance sheets of V Band Corporation and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of V Band Corporation and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


As discussed in Note 7 to the consolidated financial statements, the Company changed its method for accounting for income taxes during the year ended October 31, 1994.



DELOITTE & TOUCHE  LLP

Stamford, Connecticut
December 19, 1996

                         V BAND CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              OCTOBER 31, 1996 AND 1995
                            (in 000's, except share data)





         ASSETS
Current Assets:
Cash and cash equivalents ...............................     $  2,258      $  2,740
Marketable securities, at cost
    (approximates market) ...............................         --             187
Accounts receivable, less allowance for
    doubtful accounts of $381 in 1996 and $456 in 1995 ..        6,737         4,783
Inventories, net ........................................        7,798         7,596
Deferred tax asset ......................................          700           700
Prepaid expenses and other current assets ...............          680           430
                                                              --------      --------
                        Total current assets ............       18,173        16,436
                                                              --------      --------
Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements        9,701         9,392
Less: Accumulated depreciation and amortization .........       (8,591)       (7,821)
                                                              --------      --------
                        Total fixed assets ..............        1,110         1,571
                                                              --------      --------

Other Assets ............................................        2,759         3,205
                                                              --------      --------

    TOTAL ASSETS ........................................     $ 22,042      $ 21,212
                                                              ========      ========


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ........................................     $  3,196      $  1,538
Accrued wages ...........................................          973         1,097
Customer deposits .......................................        1,773         1,846
Other accrued expenses ..................................        1,612         2,333
                                                              --------      --------

                        Total  current liabilities ......        7,554         6,814
                                                              --------      --------

                                V BAND CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                     OCTOBER 31, 1996 AND 1995
                                   (in 000's, except share data)
                                            (continued)





     Shareholders' Equity:
     Common stock, $.01 par value; authorized
         20,000,000 shares;  issued 7,042,492  shares.....        70            70
     Capital in excess of par value ......................    19,776        19,776
     Retained earnings....................................     6,242         6,215
     Cumulative translation adjustment....................       168           105
                                                              ------       -------
                                                              26,256        26,166
     Less Treasury Stock, at cost; 1,719,322 shares.......   (11,768)      (11,768)
                                                             -------      --------
                             Total shareholders' equity...    14,488        14,398
                                                             -------      --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......  $ 22,042     $  21,212
                                                            =========     =========



                 See notes to consolidated financial statements

                             V BAND CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                              (in 000's except per share data)
Sales
     Equipment ...................................     $ 27,703      $ 23,591      $ 26,944
     Service .....................................        5,183         5,760         4,134
                                                       --------      --------      --------
        Total sales ..............................       32,886        29,351        31,078
                                                       --------      --------      --------
Cost of  Sales
     Equipment ...................................       16,404        20,214        14,925
     Service .....................................        3,224         3,514         2,959
                                                       --------      --------      --------
        Total cost of sales ......................       19,628        23,728        17,884
                                                       --------      --------      --------

        Gross profit .............................       13,258         5,623        13,194
                                                       --------      --------      --------
Operating Expenses
     Selling, general and administrative .........       10,189        13,076         9,539
     Research and development ....................        3,118         3,935         3,308
                                                       --------      --------      --------
        Total operating expenses .................       13,307        17,011        12,847
                                                       --------      --------      --------

        Operating income (loss) ..................          (49)      (11,388)          347

Net Investment Income ............................           54            73           427
Other Income (Expense) ...........................           27            22             3
                                                       --------      --------      --------
       Income (loss) before cumulative
           effect of accounting change ...........           32       (11,293)          777

Provision for Income Taxes .......................            5           301           150

       Income (loss) before cumulative
           effect of accounting change ...........         --            --           1,242
                                                       --------      --------      --------
       Net income (loss) .........................     $     27      $(11,594)     $  1,869
                                                       ========      ========      ========

Per share data
     Income (loss) before cumulative
          effect of accounting change ............     $    .01      $  (2.18)     $    .12
     Cumulative effect of accounting change ......         --            --             .23
                                                       --------      --------      --------
     Net income (loss) ...........................         $ 01      $  (2.18)     $    .35
                                                       ========      ========      ========

Weighted average number of shares of common
    stock and common stock equivalents ...........        5,323         5,322         5,311
                                                       ========      ========      ========

                      See notes to consolidated financial statements.

                               V BAND CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                            (in 000's)

                                                Capital                  Cumulative
                                  Common     Excess of Par  Retained    Translation     Treasury
                                  Stock         Value       Earnings     Adjustment      Stock
                                  -----         -----       --------     ----------      -----
Balance, November 1, 1993 ..     $     70     $ 19,636     $ 15,940      $     85     $(11,768)

Proceeds from employee stock
  purchase plan ............         --             25         --            --           --
Stock options exercised ....         --             95         --            --           --
Net income .................         --           --          1,869          --           --
Translation adjustment .....         --           --           --              87         --
                                 --------     --------     --------      --------     --------
Balance, October 31, 1994 ..           70       19,756       17,809           172      (11,768)

Proceeds from employee stock
  purchase plan ............         --             20         --            --           --
Net loss ...................         --           --        (11,594)         --           --
Translation adjustment .....         --           --           --             (67)        --
                                 --------     --------     --------      --------     --------
Balance, October 31, 1995 ..           70       19,776        6,215           105      (11,768)

Net income .................         --           --             27          --           --
Translation adjustment .....         --           --           --              63         --
                                 --------     --------     --------      --------     --------
Balance, October 31, 1996 ..     $     70     $ 19,776     $  6,242      $    168     $(11,768)
                                 ========     ========     ========      ========     ========


                         See notes to consolidated financial statements.

                                   V BAND CORPORATIONS AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995 AND 1994
                                                (in 000's)

Cash Flows from Operating Activities
     Net income (loss) ........................................     $     27      $(11,594)     $  1,869
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Cumulative effect of accounting change ...............                                   (1,242)
         Depreciation .........................................          742           731           836
         Amortization and write off of other assets ...........          458         1,967           707
         (Benefit) provision for doubtful accounts ............          (53)          237           133
         Provision for inventory reserves .....................                        206           456
         Deferred income taxes ................................                        551            (9)
         Gain on disposal of  fixed assets ....................                       (166)
         Changes in assets and liabilities (net of business
                   acquisitions):
              Accounts receivable .............................       (1,901)        2,649        (2,394)
              Inventories .....................................         (202)        3,971        (2,512)
              Prepaid expenses and other current assets .......         (250)           75           333
              Other assets ....................................           (9)          449          (952)
              Accounts payable and other current liabilities ..          740        (3,174)        1,114
              Foreign currency translation adjustment .........           63           967)           87
                                                                    --------      --------      --------

                   Net cash used in operating activities ......         (385)       (4,165)       (1,574)
                                                                    --------      --------      --------
Cash Flows from Investing Activities
     Purchases of marketable securities .......................                     (3,530)       (5,642)
     Sales of marketable securities ...........................          187         7,946        12,150
     Capital  expenditures ....................................         (284)         (910)         (570)
     Proceeds from the sale of fixed assets ...................                        257
     Payments for business acquisitions .......................                                   (4,365)
                                                                    --------      --------      --------
                   Net cash provided by investing
                   activities .................................          (97)        3,763         1,573
                                                                    --------      --------      --------
Cash Flows from Financing Activities
     Proceeds from issuance of common stock ..................                          20           120
                                                                    --------      --------      --------
     Net (decrease) increase in cash and cash equivalents ....          (482)         (382)          119
     Cash and Cash Equivalents, at beginnning of year ........         2,740         3,122         3,003
                                                                    --------      --------      --------
     Cash and Cash Equivalents, at end of year ...............       $ 2,258      $  2,740       $ 3,122
                                                                     =======      ========       =======
Supplementary Disclosures
     Income taxes paid .......................................       $    65      $    215       $   146
                                                                     =======      ========       =======



                              See notes to consolidated financial statements.

                       V BAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  The Company

V Band Corporation and its wholly-owned subsidiaries (the "Company") designs, manufactures, sells, installs and services specialized telephone systems consisting of sophisticated telephone consoles and supporting common equipment for switching and access to telephone network facilities. These systems are sold primarily to financial services firms for use by traders in the trading and dealing of stocks, bonds, commodities and other financial instruments. The Company also designs, manufactures and distributes a family of digital communications multiplexers specifically designed for the "mission critical" communications of the electric power industry. Other markets include command and control applications for "right-of-way" companies such as utilities and transportation companies, and emergency service organizations.

Note 2:  Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

Income taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities using presently enacted tax rates.

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

Note 3:  Inventories

Inventories are as follows, at October 31:

                                                    1996                1995
                                                    ----                ----
Finished goods .......................         $ 4,757,000          $ 4,154,000
Parts and components .................           5,144,000            5,586,000
                                               -----------          -----------
                                                 9,901,000            9,740,000
Less:  Inventory reserves ............          (2,103,000)          (2,144,000)
                                               -----------          -----------
                                               $ 7,798,000          $ 7,596,000
                                               ===========          ===========

Note 4: Other assets

The Company capitalized software costs of $1,106,000 which were being amortized on a straight-line basis over a five-year period. Such amounts were fully amortized as of October 31, 1996.

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

During the year ended October 31, 1995, the Company wrote off the remaining net book value of certain intangible assets no longer being utilized in the amount of $867,000.

The following schedule reflects other assets at October 31:

                                                    1996                1995
                                                    ----                ----
MDS acquisition goodwill ...............        $ 3,389,000         $ 3,389,000
Software capitalization ................               --             1,106,000
Other ..................................            399,000             665,000
                                                -----------         -----------
                                                  3,788,000           5,160,000
Less:  Accumulated amortization ........         (1,029,000)         (1,955,000)
                                                -----------         -----------
                                                $ 2,759,000         $ 3,205,000
                                                ===========         ===========

If the MDS acquisition had occurred on November 1, 1993, management estimates, on an unaudited pro forma consolidated basis, the following:

                                                                     1994
                                                                     ----
Sales ...................................................        $37,200,000
Income before cumulative effect of
    accounting change ...................................        $   300,000
Net income ..............................................        $ 1,500,000
Per share data
Income before cumulative effect of
    accounting change ...................................        $       .06
Net income ..............................................        $       .28

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

(b) Operating leases

The Company leases office and production space under leases expiring through 2005. Certain of these lease agreements provide the option for renewals and include escalations based on increases in certain costs. Based upon an amendment to the Company's office lease agreement, executed in 1994, the Company reversed a lease cancellation fee in the amount of $365,000 in 1994.

Future minimum annual rental payments under these leases are as follows:

             1997                                 $919,000
             1998                                  858,000
             1999                                  569,000
             2000                                  327,000
             2001                                  185,000
          Thereafter                               227,000

Rent expense for the fiscal years ended 1996, 1995, and 1994 was $1,007,000, $1,152,000 and $1,011,000, respectively.

(c) Employment contracts

The Company has employment agreements with certain officers that provide for compensation and other benefits upon change of control of the Company. The aggregate compensation to be paid under existing employment agreements is $255,000 as of October 31, 1996, and such future compensation has not been reflected in the accompanying consolidated financial statements. These agreements have an expiration date of January 1997.

Note 6:  Stock options

The Company has stock option plans that provide for the granting of options, at fair market value, to certain key employees and directors to acquire common stock of the Company.

The following is a summary of stock option transactions for the two years ended October 31, 1996:

                                              Shares           Exercise Prices
                                              ------           ---------------
Shares under option - November 1, 1994        752,028       $2.50   to     $6.88
    Options granted                            77,500        2.00   to      5.00
    Options canceled                         (149,333)       2.13   to      6.88
                                             --------
Shares under option - October 31, 1995        680,195        2.00   to      6.88
                                             --------
    Options granted                           358,700        1.88   to      2.50
    Options canceled                         (169,637)       1.88   to      6.88
                                             --------
Shares under option - October 31, 1996        869,258
                                              =======

Options exercisable at:
    October 31, 1995                          546,894       $2.50   to     $6.88
                                              =======
    October 31, 1996                          634,393        1.88   to      5.00
                                              =======

Options available for grant at:
    October 31, 1995                          245,526
                                              =======
    October 31, 1996                          356,463
                                              =======

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning November 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

Note 7:  Income taxes

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. The cumulative effect of the adoption of SFAS 109, as of November 1, 1993, was to increase net income by $1,242,000, net of a valuation allowance of $150,000. The valuation allowance reduces the deferred tax asset to the amount that management believes will ultimately be realized. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that temporary differences and carryfowards are expected to be available to reduce taxable income.

As of October 31, 1996, the Company had available net operating loss carryfowards for tax return purposes of approximately $8,900,000 which begin to expire in 2009. During 1995, the Company reversed $250,000 of prior years' tax accruals which were no longer required.

The income tax provision (benefit) consists of the following:

                                     1996              1995              1994
                                     ----              ----              ----
Current
    Federal ..............        $                 $(250,000)        $ 101,000
    State and local ......            5,000                              58,000
                                  ---------         ---------         ---------
                                      5,000          (250,000)          159,000
                                  ---------         ---------         ---------
Deferred
    Federal ..............                            520,000            (1,000)
    State and local ......                             31,000            (8,000)
                                  ---------         ---------         ---------
                                                      551,000            (9,000)
                                  ---------         ---------         ---------
                                  $   5,000         $ 301,000         $ 150,000
                                  =========         =========         =========

The difference between the recorded income tax provision (benefit) and the income taxes computed by applying the statutory Federal income tax rate was the following:

                                                    1996            1995              1994
                                                    ----            ----              ----
U.S. statutory rate applied to pretax
    income (loss) ........................     $    11,000      $(3,840,000)     $   264,000
Dividends received deduction and
    tax-exempt interest ..................                          (15,000)         (80,000)
Goodwill amortization ....................         127,000          127,000
State and local taxes, net of federal tax
    benefit ..............................           3,000         (641,000)          33,000
(Decrease) increase in valuation allowance        (208,000)       4,876,000

Reversal of current liability for taxes ..                         (250,000)         (85,000)
Other, net ...............................          72,000           44,000           18,000
                                               -----------      -----------      -----------
                                               $     5,000      $   301,000      $   150,000
                                               ===========      ===========      ===========

The components of the deferred income tax provision (benefit) for the years ended October 31, 1996 and 1995, were as follows:

                                                         1996           1995
                                                         ----           ----
Net operating loss carryfowards ..............     $                $(2,931,000)
Bad debt reserve .............................          26,000          (96,000)
Depreciation .................................         (50,000)         (51,000)
Amortization .................................         (65,000)          (7,000)
Inventory reserves ...........................          14,000         (117,000)
Accrued expenses .............................         295,000         (464,000)
Capitalization of software development costs .         (18,000)         (18,000)
State taxes ..................................           6,000         (641,000)
                                                   -----------      -----------
                                                       208,000       (4,325,000)
Less: Valuation allowance ....................        (208,000)       4,876,000
                                                   -----------      -----------
                                                   $      --        $   551,000
                                                   ===========      ===========

The net deferred income tax asset at October 31, 1996 and 1995, consists of the following:

Deferred tax liabilities                                    1996             1995
                                                            ----             ----
Capitalization of software development costs ....     $   (48,000)     $   (66,000)

Deferred tax assets
Depreciation ....................................         318,000          268,000
Amortization ....................................         130,000           65,000
Inventory reserves ..............................         715,000          729,000
Accrued expenses ................................         321,000          616,000
Bad debt reserve ................................         177,000          203,000
State and local taxes, net of federal tax benefit         781,000          787,000
Net operating loss carry forwards ...............       3,027,000        3,027,000
Tax credits .....................................          97,000           97,000
                                                      -----------      -----------
                                                        5,518,000        5,726,000
Valuation allowance .............................      (4,818,000)      (5,026,000)
                                                      -----------      -----------
                                                      $   700,000      $   700,000
                                                      ===========      ===========

Note 8:  Segment information

(a) Significant customers

Morgan Guaranty Trust Company of New York and affiliates accounted for 10%, 14% and 14% of the Company's sales in 1996, 1995 and 1994, respectively. During 1996 and 1995, the Chicago Board of Trade and its general contractor accounted for 21% and 13%, respectively, of the Company's sales.

(b) Foreign sales

In 1996, 1995 and 1994, foreign sales represent 29%, 36% and 28%, respectively, of consolidated sales and include the following geographical areas:

                                       1996             1995             1994
                                       ----             ----             ----
Pacific Rim .................      $ 1,900,000      $ 1,900,000      $ 3,300,000
Europe (including UK) .......        6,900,000        7,200,000        3,300,000
All others ..................          900,000        1,400,000        2,100,000
                                   -----------      -----------      -----------
                                   $ 9,700,000      $10,500,000      $ 8,700,000
                                   ===========      ===========      ===========

Note 9:  Capital transactions

 (a) Stock rights plan

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

(b) Employee stock purchase plan

Under the Company's Employees 1986 Stock Purchase Plan (the "Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base salary to purchase shares of the Company's Common Stock at 85% of the market price. There are no charges or credits to income in connection with the Purchase Plan. The Company may terminate the Purchase Plan at any time.

Note 10:  Fourth quarter results

During the fourth quarter of 1995, the Company recorded the following expense adjustments:

Inventory reserves and write-offs                    $ 2,300,000
Intangible asset write-off                               900,000
Inventory charges                                        300,000
Warranty reserves                                        300,000
Deferred tax asset valuation                             600,000
Severance and other                                      800,000

                                                                                             Schedule VIII

                                    V BAND CORPORATION AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994

Column A                 Column B           Column C - Additions              Column D           Column E
--------                 --------           --------------------              --------           --------
                         Balance at    Charged to(1)    Charged to(2)                           Balance at
                        Beginning of     costs and         other                                  End of
Description                Period        expenses         accounts           Deductions           Period
-----------                ------        --------         --------           ----------           ------
Allowance for
doubtful accounts

October 31, 1996 ..     $  456,000     $  (53,000)     $                   $     22,000 (a)     $  381,000
October 31, 1995 ..        263,000        237,000                                44,000 (a)        456,000
October 31, 1994 ..        243,000        133,000            20,000 (b)         133,000 (a)        263,000

Inventory reserve

October 31, 1996 ..     $2,144,000     $               $                   $     41,000 (c)     $2,103,000
October 31, 1995 ..      1,938,000        206,000                                                2,144,000
October 31, 1994 ..        830,000        456,000                               652,000          1,938,000

Warranty reserve

October 31, 1996 ..     $  415,000     $  289,000      $                   $    361,000         $  343,000
October 31, 1995 ..        189,000        607,000                               381,000            415,000
October 31, 1994 ..        300,000        202,000                               313,000            189,000

Reserve for Notes
Receivable

October 31, 1996 ..     $  110,000     $               $                   $                    $  110,000
October 31, 1995 ..        110,000                                                                 110,000
October 31, 1994 ..        110,000                                                                 110,000

Valuation allowance
for deferred income
tax asset

October 31, 1996 ..     $5,026,000     $               $                   $  208,000           $4,818,000
October 31, 1995 ..        150,000        551,000         4,325,000 (c)                          5,026,000
October 31, 1994 ..              0        150,000                                                  150,000


(a)  Doubtful accounts written off, net of cash recovered.
(b) Reserve balances acquired in connection with the acquisition of Mercury dealing Systems at July 28, 1994.
(c) Consumption of obsolete or slow moving inventory,which was reserved for in the prior year.
(d)  Warranty labor charges combined with actual cash payments.
(e) Additional valuation allowance appliable to deferred tax asset.