Form 10-K/A
period 1996-10-31
V BAND CORPORATION
filed 1997-01-31
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

                                                                                            Schedule VIII

                                    V BAND CORPORATION AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994

Column A                 Column B           Column C - Additions              Column D           Column E
--------                 --------           --------------------              --------           --------
                                           (1)              (2)
                         Balance at     Charged to       Charged to                             Balance at
                        Beginning of     costs and         other                                  End of
Description                Period        expenses         accounts           Deductions           Period
-----------                ------        --------         --------           ----------           ------
Allowance for
doubtful accounts

October 31, 1996 ..     $  456,000     $  (53,000)     $                   $     22,000 (a)     $  381,000
October 31, 1995 ..        263,000        237,000                                44,000 (a)        456,000
October 31, 1994 ..        243,000        133,000            20,000 (b)         133,000 (a)        263,000

Inventory reserve

October 31, 1996 ..     $2,144,000     $               $                   $     41,000 (c)     $2,103,000
October 31, 1995 ..      1,938,000        206,000                                                2,144,000
October 31, 1994 ..        830,000        456,000           652,000 (b)                          1,938,000

Warranty reserve

October 31, 1996 ..     $  415,000     $  289,000      $                   $    361,000 (d)     $  343,000
October 31, 1995 ..        189,000        607,000                               381,000 (d)        415,000
October 31, 1994 ..        300,000        202,000                               313,000 (d)        189,000

Reserve for Notes
Receivable

October 31, 1996 ..     $  110,000     $               $                   $                    $  110,000
October 31, 1995 ..        110,000                                                                 110,000
October 31, 1994 ..        110,000                                                                 110,000

Valuation allowance
for deferred income
tax asset

October 31, 1996 ..     $5,026,000     $               $                   $    208,000         $4,818,000
October 31, 1995 ..        150,000        551,000         4,325,000 (e)                          5,026,000
October 31, 1994 ..              0        150,000                                                  150,000


(a) Doubtful accounts written off, net of cash recovered.
(b) Reserve balances acquired in connection with the acquisition of Mercury dealing Systems at July 28, 1994.
(c) Consumption of obsolete or slow moving inventory, which was reserved for in the prior year.
(d) Warranty labor charges combined with actual cash payments.
(e) Additional valuation allowance appliable to deferred tax asset.
