Form 10-Q
period 1997-01-31
V BAND CORPORATION
filed 1997-03-14
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended              January 31, 1997
                                                        ----------------

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


The number of shares of Common Stock outstanding, as of January 31, 1997, was 5,328,303 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1997




                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1.        Financial Statements

                Consolidated  balance sheets at January 31, 1997 (unaudited) and
                    October 31, 1996

                Consolidated statements of operations for the three months ended
                    January 31, 1997 and 1996 (unaudited)

                Consolidated statements of cash flows for the three months ended
                    January 31, 1997 and 1996 (unaudited)

                Notes to consolidated financial statements (unaudited)

Item 2.         Management's  Discussion and Analysis of Financial Condition and
                    Results of Operations



SIGNATURES

                          V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         JANUARY 31, 1997 AND OCTOBER 31, 1996
                             (in 000's, except share data)

                                                            January 31,    October 31,
                                                               1997           1996
                                                              --------      --------
                ASSETS                                      (unaudited)
Current Assets:
Cash and cash equivalents ...............................     $    967      $  2,258
Accounts receivable, less allowance for doubtful
            accounts of $384 in 1997 and $381 in 1996 ...        6,481         6,737
Inventories, net ........................................        8,334         7,798
Deferred tax asset.......................................          700           700
Prepaid expenses and other current assets................          419           680
                                                              --------      --------
                         Total current assets ...........       16,901        18,173
                                                              --------      --------

Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements        9,639         9,701
Less: Accumulated depreciation and amortization .........       (8,679)       (8,591)
                                                              --------      --------
                         Total fixed assets .............          960         1,110
                                                              --------      --------

Other Assets ............................................        2,625         2,759
                                                              --------      --------

            TOTAL ASSETS ................................     $ 20,486      $ 22,042
                                                              ========      ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt .........................................     $    200      $
Accounts payable ........................................        2,716         3,196
Accrued wages............................................          703           973
Customer deposits .......................................        1,585         1,773
Other accrued expenses ..................................        1,001         1,612
                                                              --------      --------
                         Total  current liabilities .....        6,205         7,554
                                                              --------      --------

                          V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         JANUARY 31, 1997 AND OCTOBER 31, 1996
                             (in 000's, except share data)

                                                             January 31,    October 31,
                                                               1997           1996
                                                             --------      --------
                                                             (unaudited)
Shareholders' Equity:
Common stock,  $.01 par value; authorized  20,000,000 shares
       issued 7,047,625 in 1997 and 7,042,492 in 1996.......        70            70
Capital in excess of par value .............................    19,783        19,776
Retained earnings ..........................................     6,068         6,242
Cumulative translation adjustment...........................       128           168
                                                              --------      --------
                                                                26,049        26,256
Less - Treasury stock, at cost; 1,719,322 shares ...........   (11,768)      (11,768)
                                                              --------      --------
                             Total shareholders' equity ....    14,281        14,488
                                                              --------      --------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  $ 20,486      $ 22,042
                                                              ========      ========


                     See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (unaudited)
                        (in 000's, except per share data)




                                                           1997           1996
                                                         -------        --------
Sales
       Equipment .................................       $ 6,106        $ 7,312
       Service ...................................         1,396          1,238
                                                         -------        -------
            Total sales ..........................         7,502          8,550
                                                         -------        -------

Cost of Sales
       Equipment .................................         3,769          4,388
       Service....................................           946            834
                                                         -------        -------
            Total cost of sales ..................         4,715          5,222
                                                         -------        -------

            Gross profit .........................         2,787          3,328
                                                         -------        -------

Operating Expenses
       Selling, general and administrative .......         2,160          2,405
       Research and development...................           795            794
                                                         -------        -------
            Total operating expenses .............         2,955          3,199
                                                         -------        -------
            Operating income (loss)...............          (168)           129


Net Investment Income.............................             3             19

Other Expense.....................................            (9)           (80)
                                                         =======        =======
            Net income (loss) ....................       $  (174)       $    68
                                                         =======        =======
Per share data
       Net income (loss) .........................       $  (.03)       $   .01
                                                         =======        =======
Weighted average number of shares of common
    stock and common stock equivalents ...........         5,328          5,323
                                                         =======        =======

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (unaudited)
                                   (in 000's)


                                                                     1997      1996
                                                                  -------    -------
Cash Flows from Operating Activities
     Net income (loss) ........................................   $  (174)   $    68
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
         Depreciation .........................................       137        197
         Amortization of other assets .........................       106        113
         Provision for doubtful accounts ......................         3          3
         Provision for inventory reserves .....................        --         25
         Changes in assets and liabilities
              Accounts receivable .............................       253     (1,942)
              Inventories .....................................      (536)       251
              Prepaid expenses and other current assets .......       261        (50)
              Other assets ....................................        52        101
              Accounts payable and other current liabilities ..    (1,548)      (790)
              Foreign currency translation adjustment .........       (40)       (87)
                                                                  -------    -------
                   Net cash used in operating activities ......    (1,486)    (2,111)
                                                                  -------    -------

Cash Flows from Investing Activities
     Sales of marketable securities ...........................                   86
     Capital  expenditures ....................................       (12)       (17)
                                                                  -------    -------
                   Net cash (used in) provided by investing
                   activities .................................       (12)        69

                         V BAND CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (unaudited)
                                      (in 000's)
                                     (continued)
                                                                     1997      1996
                                                                  -------    -------
Cash Flows from Financing Activities
     Proceeds from short-term debt.............................       200         --
     Proceeds from issuance of common stock ...................         7         --
                                                                  -------    -------
                   Net cash provided by financing activities...       207         --
                                                                  -------    -------

Net decrease in cash and cash equivalents .....................    (1,291)    (2,042)
Cash and Cash Equivalents, at beginning of period .............     2,258      2,740
                                                                  -------    -------
Cash and Cash Equivalents, at end of period ...................   $   967    $   698
                                                                  =======    =======
Supplementary Disclosures
     Income taxes paid ........................................   $   156    $    65
                                                                  =======    =======
     Interest paid.............................................   $   162    $    --
                                                                  =======    =======



                    See notes to consolidated financial statements

                         V BAND CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (in 000's)


Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1996 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997 and all periods presented have been made.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period presentation.

Note C -- Inventories

Inventories are summarized as follows:

                                                     January 31,      October 31,
                                                        1997             1996
                                                     --------          --------
Finished goods .............................         $  5,818         $   4,757
Parts and components .......................            4,602             5,144
                                                     --------          --------
                                                       10,420             9,901
Less:  Inventory reserves ..................           (2,086)           (2,103)
                                                     --------          --------
                                                     $  8,334          $  7,798
                                                     ========          ========

Note D --  Short-Term Debt

In January 1997, the Company borrowed $200,000 from the Company's Chairman and Chief Executive Officer, payable on demand and bearing 9% interest. The note is secured by the Company's accounts receivable.

Note E  -- Income Taxes

As of October 31, 1996, the Company's deferred tax asset of $700 is net of a valuation allowance of $4,818 and has available net operating loss carryfowards for tax return purposes of approximately $8,900 which begin to expire in 2009.

During the first quarter of 1997, the Company settled a New York State income tax examination relating to prior years and paid $320 which includes taxes and interest. Such amounts were reserved for in the prior years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                          (in 000's except per share data)

Results of Operations


Sales for the first quarter of 1997, ended January 31, 1997, of $7,502 were $1,048, or 12%, lower than the $8,550 reported in the first quarter of 1996. Equipment sales of $6,106 in the first quarter of 1997 decreased by $1,206, or 16%, from the equipment sales of $7,312 in first quarter of 1996. The decrease in equipment sales was primarily attributable to decrease in sales for the Company's wholly-owned subsidiary, Licom, Inc. and to non-financial customers. Equipment sales for Licom were $159 for the first quarter of 1997 compared to $823 for the first quarter of 1996, a decrease of $664, or 81%. Equipment sales to non-financial customers decreased $1,000 from $1,300 in 1996 to $300 in 1997. Equipment sales for V Band's financial customers increased to $5,647 in 1997 from $5,189 in 1996, or a 9% increase. Sales from the Company's service business increased to $1,396, or 13% for the first quarter of 1997 from $1,238 for the first quarter of 1996 due to an increase in the Company's maintenance sales.

Gross profit margin for the first quarter of 1997 was 37% compared to 39% for the first quarter of 1996. The gross profit margin for the equipment sales was 38% in the first quarter of 1997 compared to 40% for the same period in 1996. The decrease in the gross profit margin for equipment sales was attributable to the decline of Licom sales, which typically generate higher gross margins. The gross profit margin for service sales was 32% for the first quarter of 1997 as compared to 33% for the same period in 1996.

Operating expenses for the first quarter of 1997 were $2,955, or $244 lower than the $3,199 reported for the first quarter of 1996. This decrease was attributable primarily to a reduction in Licom's operating expenses as a result of decreased sales. The Company recently announced its intentions to further reduce Licom's operating expenses by relocating its operations to the Company's corporate headquarters.

The net loss reported in the first quarter ended January 31, 1997 was $174 or $.03 per share compared to a net income of $68 or $.01 per share, for the first quarter of 1996. The Company's Licom subsidiary recorded an operating loss of $195 compared to an operating loss of $9 in the first quarter of 1996. Excluding Licom's operating loss, the Company's net income was $21 for the first quarter of 1997 as compared to $77 for the first quarter of 1996. The average shares outstanding for the quarter ended January 31, 1997 increased to 5,328 versus 5,323 for the same period in 1996.

Financial Condition

The Company's aggregate of cash and cash equivalents was $967 at January 31, 1997, a decrease of $1,291 from the October 31, 1996 balance of $2,258. The decline was attributable primarily to an increase in inventory and a decrease in accounts payable and other current liabilities.

In January 1997, the Company borrowed $200,000 on a short-term basis, from the Company's Chairman and Chief Executive Officer. The Company has no other indebtedness and believes it will be able to obtain a credit facility which, together with other resources, would provide sufficient liquidity to meet projected requirements.

                                  V BAND CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              V BAND CORPORATION
                                             --------------------
                                                (Registrant)



Date: March 12, 1997
                                             /s/ Thomas E. Feil
                                             ------------------
                                             Thomas E. Feil
                                             Chairman & Chief Executive Officer
                                             (Duly Authorized Officer)



Date: March 12, 1997
                                             /s/ Mark R. Hahn
                                             ----------------
                                             Mark R. Hahn
                                             Chief Financial Officer
                                             (Principal Accounting Officer)