Form 10-Q
period 1997-04-30
V BAND CORPORATION
filed 1997-06-13
CIK 731181

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 1997


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____________ to _____________




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

The number of shares of Common Stock outstanding, as of April 30, 1997, was 5,412,591 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1997




                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1. Financial Statements

        Consolidated balance sheets at April 30, 1997 (unaudited) and
            October 31, 1996

        Consolidated statements of operations for the three and six months ended April 30, 1997 and 1996 (unaudited)

        Consolidated statements of cash flows for the six months ended April 30, 1997 and 1996 (unaudited)

        Notes to consolidated financial statements
            (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations


                           PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Reports on Form 8-K

SIGNATURES

                          V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          APRIL 30, 1997 AND OCTOBER 31, 1996
                             (in 000's, except share data)

                                                                April 30,    October 31,
                                                                  1997          1996
                                                                ---------    -----------
                                                              (unaudited)
              ASSETS
Current Assets:
Cash and cash equivalents .................................     $    388      $  2,258
Accounts receivable, less allowance for doubtful
  accounts of $381 in 1997 and 1996 .......................        8,345         6,737
Inventories, net ..........................................        8,066         7,798
Deferred tax asset ........................................          700           700
Prepaid expenses and other current assets .................          333           680
                                                                --------      --------
                        Total current assets ..............       17,832        18,173
                                                                --------      --------

Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements .        9,676         9,701
Less: Accumulated depreciation and amortization ...........       (8,813)       (8,591)
                                                                --------      --------
                        Total fixed assets ................          863         1,110
                                                                --------      --------

Other Assets ..............................................        2,543         2,759
                                                                --------      --------

            TOTAL ASSETS ..................................     $ 21,238      $ 22,042
                                                                ========      ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt ...........................................     $    200      $   --
Accounts payable ..........................................        2,961         3,196
Accrued wages .............................................          843           973
Customer deposits .........................................        1,028         1,773
Other accrued expenses ....................................        1,600         1,612
                                                                --------      --------
                        Total  current liabilities ........        6,632         7,554
                                                                --------      --------

                          V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          APRIL 30, 1997 AND OCTOBER 31, 1996
                             (in 000's, except share data)

                                                                April 30,    October 31,
                                                                  1997          1996
                                                                ---------    -----------
                                                              (unaudited)
Commitments and Contingencies (see notes)

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
   issued 7,131,913 in 1997 and 7,042,492 in 1996 .........           71            70
Capital in excess of par value ............................       19,872        19,776
Retained earnings .........................................        6,275         6,242
Cumulative translation adjustment .........................          156           168
                                                                --------      --------
                                                                  26,374        26,256
Less - Treasury stock, at cost; 1,719,322 shares ..........      (11,768)      (11,768)
                                                                --------      --------
                        Total shareholders' equity ........       14,606        14,488
                                                                --------      --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....     $ 21,238      $ 22,042
                                                                ========      ========

                    See notes to consolidated financial statements

                                V BAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED APRIL 30,
                            1997 AND 1996 (unaudited) (in 000's, except
                                          per share data)


                                                  Three Months Ended           Six Months Ended
                                                       April 30,                   April 30,
                                                ----------------------      ----------------------
                                                   1997          1996          1997          1996
                                                --------      --------      --------      --------
Sales
       Equipment ..........................     $  8,104      $  5,835      $ 14,210      $ 13,147
       Service ............................        1,352         1,370         2,748         2,608
                                                --------      --------      --------      --------
            Total sales ...................        9,456         7,205        16,958        15,755
                                                --------      --------      --------      --------

Cost of Sales
       Equipment ..........................        5,053         3,534         8,822         7,922
       Service ............................          938           862         1,884         1,696
                                                --------      --------      --------      --------
            Total cost of sales ...........        5,991         4,396        10,706         9,618
                                                --------      --------      --------      --------

            Gross profit ..................        3,465         2,809         6,252         6,137
                                                --------      --------      --------      --------

Operating Expenses
       Selling, general and administrative         2,360         2,435         4,520         4,797
       Research and development ...........          896           739         1,691         1,576
                                                --------      --------      --------      --------
            Total operating expenses ......        3,256         3,174         6,211         6,373
                                                --------      --------      --------      --------

            Operating income (loss) .......          209          (365)           41          (236)

Interest Income (Expense) .................          (10)           13            (7)           32
Other Income (Expense) ....................            8             8            (1)          (72)
                                                ========      ========      ========      ========
            Net income (loss) .............     $    207      $   (344)     $     33      $   (276)
                                                ========      ========      ========      ========

Per share data
       Net income (loss) ..................     $    .04      $   (.06)     $    .01      $   (.05)
                                                ========      ========      ========      ========

Weighted average number of shares of common
    stock and common stock equivalents ....        5,413         5,328         5,371         5,328
                                                ========      ========      ========      ========

                 See notes to consolidated financial statements

                               V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996 (unaudited)
                                            (in 000's)

                                                                              1997        1996
                                                                            -------      -------
Cash Flows from Operating Activities
      Net income (loss) ...............................................     $    33      $  (276)
      Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
          Depreciation ................................................         295          388
          Amortization of other assets ................................         208          225
          Provision for doubtful accounts .............................           6            6
          Provision for inventory reserves ............................        --             50
          Changes in assets and liabilities:
              Accounts receivable .....................................      (1,614)      (1,112)
              Inventories .............................................        (268)         431
              Prepaid expenses and other current assets ...............         347            5
              Other assets ............................................           8          119
              Accounts payable and other current liabilities ..........      (1,122)        (796)
              Foreign currency translation adjustment .................         (12)        (102)
                                                                            -------      -------
                    Net cash used in operating activities .............      (2,119)      (1,062)
                                                                            -------      -------

Cash Flows from Investing Activities
      Sales of marketable securities ..................................        --            109
      Capital expenditures ............................................         (48)         (58)
                                                                            -------      -------
                    Net cash (used in) provided by investing activities         (48)          51
                                                                            -------      -------

Cash Flows from Financing Activities
      Proceeds from short-term debt ...................................         200         --
      Proceeds from issuance of common stock ..........................          97         --
                                                                            -------      -------
                    Net cash provided by financing activities .........         297         --
                                                                            -------      -------

Net decrease in cash and cash equivalents .............................      (1,870)      (1,011)
Cash and cash equivalents, at beginning of period .....................       2,258        2,740
                                                                            =======      =======
Cash and cash equivalents, at end of period ...........................     $   388      $ 1,729
                                                                            =======      =======

Supplementary Disclosures
      Income taxes paid ...............................................     $   156      $    65
                                                                            =======      =======
      Interest paid ...................................................     $   162      $  --
                                                                            =======      =======

                         See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in 000's)

Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1996 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997 and all periods presented have been made.

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

Reclassifications - Certain prior year amounts have been reclassified to conform with the current period presentation.

Note C -- Inventories

Inventories are summarized as follows:

                                                   April 30,          October 31,
                                                     1997                1996
                                                   --------            --------
Finished goods .........................           $  5,706            $  4,757
Parts and components ...................              4,461               5,144
                                                   --------            --------
                                                     10,167               9,901
Less:  Inventory reserves                            (2,101)             (2,103)
                                                   --------            --------
                                                   $  8,066            $  7,798
                                                   ========            ========

Note D --  Short-Term Debt

In January 1997, the Company borrowed $200,000 from the Company's Chairman and Chief Executive Officer, payable on demand and bearing 9% interest. The note was secured by the Company's accounts receivable.

Subsequent to the quarter ended April 30, 1997, the Company entered into a Credit Agreement dated May 28, 1997 by and between the Company and National Bank of Canada, New York Branch, and associated loan documentation (collectively, the "Credit Agreement"). The Credit Agreement provides a revolving loan and letter of credit facility of up to $4 million with interest rates (at the Company's option) of prime plus 1/4 percent or libor plus 2 1/4 percent. The Company's obligations under the Credit Agreement are secured by security interests in all of the assets of V Band Corporation and its domestic subsidiaries. Additionally, on May 29, 1997, the Company repaid the amount borrowed from its Chairman and Chief Executive Officer in full, including interest.

Note E  -- Income Taxes

The Company's deferred tax asset of $700 is net of a valuation allowance of $4,818 and the Company has available net operating loss carryforwards for tax return purposes of approximately $8,900 which begin to expire in 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (in 000's except per share data)

Results of Operations

Sales for the second quarter of 1997, ended April 30, 1997, of $9,456 were $2,251, or 31%, higher than the $7,205 reported in the second quarter of 1996. For the six months ended April 30, 1997, sales of $16,958 were $1,203, or 8%, higher than the $15,755 reported in 1996. Equipment sales of $8,104 in the second quarter of 1997 increased by $2,269, or 39%, from the equipment sales of $5,835 in second quarter of 1996. For the six months ended April 30, 1997, equipment sales of $14,210, were $1,063, or 8%, higher than the $13,147 reported in the same period for 1996. This increase was due in part to an increase in sales of the Company's eXchange Phone, Power Deck and DXi products and was partially offset by a decrease in the sales for the Company's wholly-owned subsidiary, Licom, Incorporated. Equipment sales for Licom were $111 for the second quarter of 1997 compared to $589 for the second quarter of 1996, a decrease of $478, or 81%. Equipment sales for Licom for the six months ended April 30, 1997 were $271 compared to $1,412 reported in the same period for 1996, a decrease of $1,141, or 81%. The decrease in Licom sales was attributable to reduced demand and increased competition for the Licom products. During the second quarter the Company relocated Licom's operations to the Company's corporate headquarters. Equipment sales, excluding Licom sales, were $7,993 and $5,246 for the quarters ended April 30, 1997 and 1996, respectively, for an increase of $2,747, or 52%. Equipment sales, excluding Licom sales, were $13,939 and $11,735 for the six months ended April 30, 1997 and 1996, respectively, for an increase of $2,204, or 19%. Sales from the Company's service business of $1,352 for the second quarter of 1997 were comparable to the $1,370 of sales for the second quarter of 1996. Service sales for the six months ended April 30, 1997, of $2,748 were $140, or 5%, higher than the $2,608 reported in 1996 due to an increase in the Company's maintenance sales.

Gross profit margins for both the second quarter and six months ended April 30, 1997 were 37% as compared to 39% for both periods in 1996. Gross profit margins for equipment sales for both the second quarter and six months ended April 30, 1997 were 38% as compared to 40% for both periods in 1996. The decrease in the gross profit margin for equipment sales was attributable to the decline of Licom sales, which historically generate higher gross profit margins. The gross profit margin for service sales for both the second quarter and six months ended April 30, 1997 was 31% as compared to 37% and 35%, respectively, for the same periods in 1996. This is primarily attributable to lower repair sales, which typically generate higher margins.

Operating expenses for the second quarter of 1997 were $3,256, or $82 higher than the $3,174 reported for the second quarter of 1996. This increase was attributable to higher research and development costs related to product development for specific customer contracts. For the six months ended April 30, 1997, operating expenses were $6,211, or $162 lower than $6,373 for the same period in 1996. The aforementioned increase in research and development expenses was more than offset by a reduction in Licom's operating expenses as achieved by downsizing and relocating Licom's operations to the Company's corporate headquarters.

The net income reported in the second quarter ended April 30, 1997 was $207 or $.04 per share compared to a net loss of $344 or $.06 per share, for the second quarter of 1996. The net income reported for the six months ended April 30, 1997 was $33, or $.01 per share, as compared to a net loss of $276, or $.05 per share, for the same period in 1996. The Company's Licom subsidiary recorded operating losses of $225 in the second quarter of 1997 and $421 for the six months ended April 30, 1997, respectively, as compared to operating losses of $44 and $91 for the same periods in 1996. Excluding Licom's operating losses, the Company's net income was $432 for the second quarter of 1997 as compared to a net loss of $300 for the second quarter of 1996 and net income of $454 for the six months ended April 30, 1997 as compared to a net loss of $185 for the same period in 1996.

The average shares outstanding for the quarter ended April 30, 1997 increased to 5,413 versus 5,328 for the same period in 1996, due to employee purchases of stock through the Company's Employee Stock Purchase Plan.

Financial Condition

The Company's aggregate of cash and cash equivalents was $388 at April 30, 1997, a decrease of $1,870 from the October 31, 1996 balance of $2,258. The decline was attributable primarily to an increase in accounts receivable and inventory and a decrease in accounts payable and other current liabilities.

Subsequent to the quarter ended April 30, 1997, the Company obtained a $4 million secured credit facility from the National Bank of Canada, New York Branch.

Part II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                o The 1997 annual meeting of shareholders of the Company was held on May 14, 1997.

                o The Name of each director elected at the 1997 annual meeting of shareholders, and the number of votes cast for, against or withheld as to each such nominee is set forth below:

          NAME                             FOR                       WITHHELD
          ----                             ---                       --------

 Thomas E. Feil                         4,644,005                     51,314
 Luke P. La Valle, Jr.                  4,644,758                     50,561
 Thomas H. Lenagh                       4,644,758                     50,561
 Brian S. North                         4,642,758                     52,561
 Joseph M. O'Donnell                    4,644,758                     50,561
 A. Eugene Sapp, Jr.                    4,644,308                     51,011
 J. Stephen Vanderwoude                 4,644,758                     50,561


                o At the annual meeting, the shareholders voted to ratify the retention of Deloitte & Touche LLP as independent auditors for the 1997 fiscal year. The number of votes cast for, against or abstaining with respect to the retention of Deloitte & Touche LLP were:

   FOR                        AGAINST                     ABSTAIN
   ---                        -------                     -------
4,644,606                     18,350                       32,363


                o At the annual meeting, the shareholders voted to approve the adoption of the Company's Amended and Restated Stock Compensation Plan for Non-Employee Directors. The number of votes cast for, against or abstaining with respect to the plan were:

    FOR                        AGAINST                     ABSTAIN
    ---                        -------                     -------
4,392,026*                     243,106                      60,187

* includes 365,365 broker non-votes


Item 6.           Reports on Form 8-K

                  On June 11, 1997, the Company filed a Current Report, on Form 8-K, reporting, under Item 5, that the Company entered into a $4 million secured credit facility with the National Bank of Canada, New York Branch.

                               V BAND CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              V BAND CORPORATION
                                                (Registrant)



Date: June 13, 1997                           /s/ Thomas E. Feil
      -------------                           ----------------------------------
                                              Thomas E. Feil
                                              Chairman & Chief Executive Officer
                                              (Duly Authorized Officer)



Date: June 13, 1997                           /s/ Mark R. Hahn
      -------------                           ----------------------------------
                                              Mark R. Hahn
                                              Chief Financial Officer
                                              (Principal Accounting Officer)