Form 10-Q
period 1997-07-31
V BAND CORPORATION
filed 1997-09-12
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended                July 31, 1997
                                                          -------------

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

The number of shares of Common Stock outstanding, as of July 31, 1997, was 5,412,591 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1997




                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1.        Financial Statements

               Consolidated balance sheets at July 31, 1997 (unaudited) and
                  October 31, 1996

               Consolidated statements of operations for the three and nine months ended July 31, 1997 and 1996 (unaudited)

               Consolidated statements of cash flows for the nine months
                  ended July 31, 1997 and 1996(unaudited)

               Notes to consolidated financial statements(unaudited)

Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations


                           PART II. Other Information


Item 6.         Exhibits and Reports on Form 8-K



SIGNATURES

                                            V BAND CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                             JULY 31, 1997 AND OCTOBER 31, 1996
                                               (in 000's, except share data)


                                                                                   July 31,                    October 31,
                                                                                    1997                          1996
                                                                                -----------                    -----------
         ASSETS                                                                  (unaudited)
     Current Assets:
     Cash and cash equivalents                                                  $       374                    $     2,258
     Accounts receivable, less allowance for
     doubtful accounts of $383 in 1997 and $381 in  1996                              7,517                          6,737
     Inventories, net                                                                 7,202                          7,798
     Deferred tax asset                                                                 700                            700
     Prepaid expenses and other current assets                                          536                            680
                                                                                -----------                    -----------
                             Total current assets                                    16,329                         18,173
                                                                                -----------                    -----------
     Fixed Assets:
     Furniture, fixtures, equipment and leasehold improvements                        9,474                          9,701
     Less: Accumulated depreciation and amortization                                 (8,661)                        (8,591)
                                                                                -----------                    -----------
                             Total fixed assets                                         813                          1,110
                                                                                -----------                    -----------

     Other Assets                                                                     2,580                          2,759
                                                                                -----------                    -----------

         TOTAL ASSETS                                                           $    19,722                    $    22,042
                                                                                ===========                    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
     Short-term debt                                                            $     2,314                    $        --
     Accounts payable                                                                   889                          3,196
     Accrued wages                                                                      778                            973
     Customer deposits                                                                1,171                          1,773
     Other accrued expenses                                                             760                          1,612
                                                                                -----------                    -----------

                             Total  current liabilities                               5,912                          7,554
                                                                                -----------                    -----------

                                            V BAND CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                             JULY 31, 1997 AND OCTOBER 31, 1996
                                               (in 000's, except share data)
                                                        (continued)

                                                                                   July 31,                    October 31,
                                                                                    1997                           1996
                                                                                -----------                    -----------
                                                                                (unaudited)

     Shareholders' Equity:
     Common stock, $.01 par value; authorized 20,000,000 shares;
         issued  and outstanding 7,131,913 in 1997 and 7,042,492 in 1996                 71                             70
     Capital in excess of par value                                                  19,872                         19,776
     Retained earnings                                                                5,461                          6,242
     Cumulative translation adjustment                                                  174                            168
                                                                                 ----------                    -----------
                                                                                     25,578                         26,256
     Less  -  Treasury stock, at cost; 1,719,322 shares                             (11,768)                       (11,768)
                                                                                -----------                    -----------
                             Total shareholders' equity                              13,810                         14,488
                                                                                -----------                    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    19,722                    $    22,042
                                                                                ===========                    ===========


                 See notes to consolidated financial statements

                            V BAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND NINE MONTHS ENDED
                             JULY 31, 1997 AND 1996 (unaudited)
                             (in 000's, except per share data)

                                                Three Months Ended      Nine Months Ended
                                                     July 31,                July 31,
                                              --------------------    --------------------

                                                 1997         1996       1997        1996
                                                 ----         ----       ----        ----
Sales
     Equipment ............................     $5,407    $  6,725     $19,617     $19,872
     Service ..............................      1,448       1,228       4,196       3,836
                                              --------    --------    --------    --------
        Total sales .......................      6,855       7,953      23,813      23,708
                                              --------    --------    --------    --------

Cost of Sales
     Equipment ............................      3,406       3,846      12,228      11,768
     Service ..............................        990         758       2,874       2,454
                                              --------    --------    --------    --------
        Total cost of sales ...............      4,396       4,604      15,102      14,222
                                              --------    --------    --------    --------

        Gross profit ......................      2,459       3,349       8,711       9,486
                                              --------    --------    --------    --------

Operating Expenses
     Selling, general and administrative ..      2,470       2,542       6,990       7,380
     Research and development .............        787         800       2,478       2,335
                                              --------    --------    --------    --------
        Total operating expenses ..........      3,257       3,342       9,468       9,715
                                              --------    --------    --------    --------

        Operating income (loss) ...........       (798)          7        (757)       (229)

Interest Income (Expense) .................        (19)          9         (15)         41
Other Income (Expense) ....................          3          25          (9)        (47)
                                              --------    --------    --------    --------
        Net income (loss) .................   $   (814)   $     41    $   (781)   $   (235)
                                              ========    ========    ========    ========
Per share data
     Net income (loss) ....................   $   (.15)   $    .01    $   (.15)   $   (.04)
                                              ========    ========    ========    ========

Weighted average number of shares of common
    stock and common stock equivalents ....      5,413       5,328       5,385       5,327
                                              ========    ========    ========    ========

                 See notes to consolidated financial statements

                         V BAND CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996 (unaudited)
                                      (in 000's)

                                                                   1997       1996
                                                                  -------    -------
Cash Flows from Operating Activities
     Net loss .................................................   $  (781)   $  (235)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation .........................................       432        570
         Amortization of other assets .........................       309        337
         Provision (benefit) for doubtful accounts ............         2        (34)
         Provision for inventory reserves .....................        --         75
         Changes in assets and liabilities
              Accounts receivable .............................      (782)    (2,094)
              Inventories .....................................       596       (442)
              Prepaid expenses and other current assets........       144         26
              Other assets ....................................       (26)        72
              Accounts payable and other current liabilities ..    (3,957)      (349)
              Foreign currency translation adjustment .........         6        (36)
                                                                  -------    -------
                   Net cash used in operating activities ......    (4,057)    (2,110)
                                                                  -------    -------

Cash Flows from Investing Activities
     Sales of marketable securities ...........................       --         187
     Capital  expenditures ....................................      (133)      (112)
                                                                  -------    -------
                   Net cash (used in) provided by investing
                   activities .................................      (133)        75

                         V BAND CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996 (unaudited)
                                      (in 000's)
                                     (continued)

                                                                   1997       1996
                                                                  -------    -------
Cash Flows from Financing Activities
     Proceeds from short-term debt.............................    3,032          --
     Payments of short-term debt...............................     (718)         --
     Proceeds from issuance of common stock....................       97          --
     Debt issuance cost........................................     (105)         --
                                                                  -------    -------
                   Net cash provided by financing activities...    2,306          --
                                                                  -------    -------

Net decrease in cash and cash equivalents .....................    (1,844)    (2,035)
Cash and Cash Equivalents, at beginning of period .............     2,258      2,740
                                                                  -------    -------
Cash and Cash Equivalents, at end of period ...................   $   374    $   705
                                                                  =======    =======

Supplementary Disclosures
     Income taxes paid ........................................   $   230    $    65
                                                                  =======    =======
     Interst paid..............................................   $   204    $    --
                                                                  =======    =======

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                   (in 000's)

Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1996 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997 and all periods presented have been made.

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

Adoption of SFAS 128 - The Company will adopt the Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB No. 15, "Earnings Per Share" until the adoption of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of SFAS 128 for the three and nine month periods ended July 31, 1997 and 1996 would not be materially different than the reported amounts.

Adoption of SFAS 123 - The Company will adopt the Statemenet of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in the fourth quarter of 1997, as required. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS 123. When adopted, SFAS 123 will not have any effect on the Company's financial position or results of operations, but will required the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

Note C -- Inventories

Inventories are summarized as follows:

                                                     July 31,          October 31,
                                                       1997               1996
                                                     -------            -------
Finished goods ...........................           $ 5,059            $ 4,757
Parts and components .....................             4,255              5,144
                                                     -------            -------
                                                       9,314              9,901
Less:  Inventory reserves.................            (2,112)            (2,103)
                                                     -------            -------
                                                     $ 7,202            $ 7,798
                                                     =======            =======

Note D  -- Short-Term Debt

On May 28, 1997, the Company entered into a Credit Agreement by and between the Company and National Bank of Canada, New York Branch, and associated loan documentation (collectively, the "Credit Agreement"). The Credit Agreement provides a revolving loan and letter of credit facility of up to $4 million with interest rates (at the Company's option) of prime plus 1/4 percent or libor plus 2 1/4 percent. The Company's obligations under the Credit Agreement are secured by security interests in all of the assets of V Band Corporation and its domestic subsidiaries. Additionally, on May 29, 1997, the Company repaid the amount borrowed from its Chairman and Chief Executive Officer in full, including interest.


Note E  -- Income Taxes

The Company's deferred tax asset of $700 is net of a valuation allowance of $4,818 and the Company has available net operating loss carryforwards for tax return purposes of approximately $8,900 which begin to expire in 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (in 000's except per share data)


Results of Operations

Sales for the third quarter of 1997, ended July 31, 1997, of $6,855 were $1,098, or 14%, lower than the $7,953 reported for the third quarter of 1996. Sales for the nine months ended July 31, 1997 of $23,813 were $105, or 1%, higher than the $23,708 reported in the same period of 1996. Equipment sales of $5,407 in the third quarter of 1997 decreased by $1,318, or 20%, from the equipment sales of $6,725 in third quarter of 1996. This decrease in the third quarter equipment sales was due primarily to delays of scheduled shipments which were due to shortages of certain long lead time components for the Company's products. These shipments are expected to be completed in the fourth quarter. For the nine months ended July 31, 1997, equipment sales of $19,617 were $255, or 1%, lower than the $19,872 reported in the same period for 1996. This decrease in the equipment sales was due in part to the aforementioned shipment delays due to component shortages and a decrease in the sales of the Company's wholly-owned subsidiary, Licom, Incorporated. Equipment sales for Licom for the nine months ended July 31, 1997 were $536 compared to $1,786 reported in the same period for 1996, a decrease of $1,250, or 70%. The decrease in Licom sales was attributable to reduced demand and increased competition in the markets served by Locom's products. Equipment sales, excluding Licom sales, were $19,081 and $18,086 for the nine months ended July 31, 1997 and 1996, respectively, for an increase of $995, or 6%. This increase, excluding Licom sales was due to an increase in the Company's eXchange Phone, Power Deck and DXi products. Sales from the Company's service business of $1,448 for the third quarter of 1997 were $220 or 18% higher than the $1,228 of sales for the third quarter of 1996. Service sales for the nine months ended July 31, 1997, of $4,196 were $360, or 9%, higher than the $3,836 reported in 1996 due to an increase in the Company's maintenance sales.

Gross profit margins for the third quarter ended July 31, 1997 were 35.9% as compared to 42.1% for the same period in 1996. Gross profit margins for the nine months ended July 31, 1997 were 36.6% as compared to 40.0% for the same period in 1996. Gross profit margins for equipment sales for the third quarter ended July 31, 1997 were 37.0% as compared to 42.8% for the same period in 1996. Gross profit margins for equipment sales for the nine months ended July 31, 1997 were 37.7% as compared to 40.8% for the same period in 1996. The decrease in the gross profit margin for equipment sales was attributable to a number of factors
- the impact of fixed cost in the production facility which were absorbed over lower third quarter sales due to the aforementioned shipment delays due to component shortages; the decline of Licom sales and sales to non-financial customers which typically generated higher gross margins; and lower gross margins attained for international sales due to increased competitive pricing pressures in the international market for the Company's products. The gross profit margin for service sales for the third quarter ended July 31, 1997 was 31.6% as compared to 38.1% for the same periods in 1996. The gross profit margin for service sales for the nine months ended July 31, 1997 was 31.5% as compared to 36.1% for the same periods in 1996. The decrease in the gross profit margin for service sales was primarily due to higher costs to support international service sales.

Operating expenses for the third quarter of 1997 were $3,257, or $85 lower than the $3,342 reported for the third quarter of 1996. The decrease was primarily attributable to the reduction in Licom's operating expenses as achieved by downsizing and relocating Licom's operations to the Company's corporate headquarter. For the nine months ended July 31, 1997, operating expenses were $9,468, or $247 lower than $9,715 for the same period in 1996. The decrease was primarily attributable to the reduction in Licom's operating expenses as achieved by downsizing and relocating Licom's operations to the Company's corporate headquarters. This decrease was partially offset by the increase in costs to develop customized products for specific customer contracts.

The net loss reported in the third quarter ended July 31, 1997 was $814, or $.15 per share compared to a net income of $41, or $.01 per share, for the third quarter of 1996. The net loss reported for the nine months ended July 31, 1997 was $781, or $.15 per share, as compared to a net loss of $235, or $.04 per share, for the same period in 1996.

The average shares outstanding for the quarter ended July 31, 1997 increased to 5,413 versus 5,328 for the same period in 1996, due to the issuance of stock under the Company's Employee Stock Purchase Plan.

Financial Condition

The Company's aggregate of cash and cash equivalents was $374 at July 31, 1997, a decrease of $1,884 from the October 31, 1996 balance of $2,258. The decline was attributable primarily to the net loss and decreases in accounts payable and other current liabilities, which were partially offset by an increase in short-term debt and a decrease in inventory.

On May 28, 1997, the Company obtained a $4 million secured credit facility from the National Bank of Canada, New York Branch. As of July 31, 1997, the amount due National Bank of Canada was $2.3 million.

Item 6.           Exhibits and Reports on Form 8-K

        (a)        Exhibits

                   10.15 Agreement dated May 28, 1997 between the Company and National Bank of Canada, New York Branch.

        (b)        Reports on Form 8-K

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



                                                     V BAND CORPORATION
                                                        (Registrant)



Date:  September 12, 1997
                                              /s/ Thomas E. Feil
                                              ------------------
                                              Thomas E. Feil
                                              Chairman & Chief Executive Officer
                                              (Duly Authorized Officer)



Date:  September 12, 1997
                                              /s/ Mark R. Hahn
                                              ----------------
                                              Mark R. Hahn
                                              Chief Financial Officer
                                              (Principal Accounting Officer)