Form 10-K
period 1997-10-31
V BAND CORPORATION
filed 1998-02-12
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended October 31, 1997


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of Common Stock outstanding, as of December 31, 1997, was 5,412,591 shares.

The aggregate market value of the Common Stock of the registrant held by non-affiliates, as of December 31, 1997, was $3,126,597 *.

* The Company has assumed that all of the outstanding shares were held by non-affiliates except for the shares beneficially owned by any officer or director of the Company who owns 1% or more of the Company's outstanding common stock and persons known by the Company beneficially to own 10% or more of the Company's outstanding common stock. The market value was based on the closing price of these shares on December 31, 1997.

Documents incorporated by reference

None.

                               V BAND CORPORATION
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997


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

Item 12.        Security Ownership of Certain Beneficial Owners and Management

Item 13.        Certain Relationships and Related Transactions

                                  PART IV

Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                                     PART I

Item 1.    Business

General

V Band Corporation (together with its subsidiaries, the "Company"), was incorporated in New York in 1977 and commenced business operations in 1980. It is a leading supplier of instant access voice communications systems. These systems include sophisticated software-based communications workstations, switching equipment, peripheral products, project management services, technical services and wide-area network (WAN) solutions. V Band's products and services are used worldwide by financial services organizations for the trading of stocks, bonds and other financial instruments. Other applications include the mission critical communications requirements of the electric power industry and emergency service providers.

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

Beginning in 1994, the Company implemented significant changes in the manner in which it conducts business. During 1994, the Company established a direct sales and service network in the United States and the United Kingdom by acquiring four companies which distributed and serviced the Company's products in the principal markets of New York, London and Boston. The Company further increased its direct sales and service network in the United States by opening sales offices in Chicago and San Francisco. In 1995, the Company restructured its manufacturing process by out-sourcing the manufacture of many sub-assemblies of the Company's products. In 1995, the Company also reorganized its management, engineering, manufacturing and administrative organizations, and reduced the number of its employees. During 1996, the Company established V Band Asian Partners, a strategic alliance of thirteen distributors of the Company's products in the Asian market.

In 1994, the Company acquired certain assets of Windmill Communications, Inc. ("Windmill"), Advantage Communications, Inc. ("Advantage"), ACT Computer Support, LTD. ("ACT") and acquired the outstanding capital stock of Mercury Dealing Systems ("Mercury"). The Windmill and Advantage acquisitions provided the Company with a service presence and increased sales strength in the New York City and Boston markets respectively. The Mercury and ACT acquisitions increased the Company's sales and service presence in the London market. These acquisitions, coupled with the opening of sales offices in Chicago and San Francisco, implemented the Company's strategy of enhancing market share through the direct sale and full service of its products, including project management, maintenance and other services. The Company's sales offices are complemented in certain regions of the domestic and global marketplace by distributors which sell and service the Company's products.

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

During 1996, the Company established V Band Asian Partners, a strategic partnership with The Trade Wind Group, a long-time distributor of the Company's products based in Australia. V Band Asian Partners is an alliance of thirteen distributors whose marketing efforts and servicing capabilities are coordinated and supported by The Trade Wind Group. Through this partnership, the Company has improved its ability to capitalize on the growth trend in the Asian financial marketplace.

During 1995,  the Company  executed an agreement with the Chicago Board of Trade
(CBOT) for the sale and installation of a major trading floor communications system that includes approximately 1,700 custom-designed exchange floor telephones and various peripheral equipment in transactions valued, in aggregate, at approximately $9 million. The (CBOT) exchange phone system employs the same advanced technology base used in the Company's Broad Band DN switching architecture and Power Deck product line. The Company provided full installation services, including project management and cabling for the 9,000 line communication system.

In 1996, the Company executed an agreement for a major expansion and relocation of the Chicago Board of Trade's financial trading floor. This contract, which augmented the agreement mentioned above, was valued in excess of $2.5 million and was completed in 1997.

During 1997, the Company completed major system installations in several non-traditional, emerging financial centers including Oslo, Norway and Moscow. In 1997, the Company executed an agreement with the New York Mercantile Exchange for the sale, installation and maintenance of a major two floor trading communications system that includes approximately 600 custom-designed exchange floor telephones (with up to 8 handsets each) and various peripheral equipment. This transaction, valued at over $4.9 million, was completed in 1997.

In January 1998, the Company established a plan to restructure its operations. The plan include consolidation of office space in New York and London and the centralization of the administrative functions of the Company's United States service operation into its New York operation. In addition, the Company has reassigned several marketing and administrative staff to field sales support functions as a further effort to enhance revenues. As a result of this plan, the Company reduced the number of its emplpyees from the October 31, 1997 level of 186 to 170 by the end of January 1998.

The Company's United Kingdom operation, which carries on business under the name of V Band PLC, performs assembly, sales, installation and maintenance services. For the fiscal years ended October 31, 1997 and 1996, V Band PLC had sales of $7.1 and $7.4, respectively. At October 31, 1997, V Band PLC had 43 employees.

Through a subsidiary, Licom, Inc. ("Licom"), the Company also designs, manufactures and sells fiber optic-based voice and data multiplexers specifically designed for the "mission critical" communications of the electric power industry, such as inter-substation communications. Other markets for Licom multiplexers include command and control applications for "right-of-way" companies such as utilities, transportation companies, and emergency service organizations. In 1997, the Company consolidated the operations of its Licom subsidiary into the operations of its core business in Elmsford, NY.

Products and Markets

The Company introduced its first voice trading system in 1981. Since then, the Company has developed, manufactured and distributed several new generations of systems, increasing power, features, flexibility and network management capabilities while reducing repair cost and space requirements.

In June 1990, the Company introduced the industry's first all digital voice trading system, the VIAX DN. Digital connectivity reduces network costs, improves reliability, and offers users the ability to program their station options directly from the console. Digital technology has sharply reduced the space required for the common equipment. The Company's current digital system, the "BroadBand DN", requires as little as one-eighth of the space that was required by the systems first introduced in 1987.

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

In 1995, the Company introduced BroadBand DN, the latest generation of its distributed digital switch system. BroadBand DN is built on a high-speed computing platform allowing direct connection to the digital facilities of the public network and providing digital connectivity to the desktop. The system's basic architecture allows for software feature enhancements and reduces the risk of future obsolescence. The administration software empowers the user with system control and configuration capability, allows diagnostic reporting, and eases the ability to perform moves, adds, and changes from a personal computer. The Company's digital trading consoles give the users access to all system lines, paperless button labeling and fully programmable loudspeaker monitoring of multiple lines simultaneously.

In 1995, the Company introduced DXi, a high-speed digital communications console. The DXi is fully compatible with the Company's BroadBand DN technology platform and employs the same base technology as the Power Deck. The Company also introduced its digital eXchange Phone that was installed successfully at the Chicago Board of Trade. The eXchange Phone employs the technology base of the Power Deck product line. The eXchange Phone provides state-of-the-art telecommunications designed specifically for the hectic and demanding environment of an exchange. The eXchange Phone was ergonomically designed to optimize trading floor space and maintain high efficiency for the member brokers.

In 1995, the Company developed the APL (Audio Processing Line) card, which increases the capacity of telephone lines that can be handled by each BroadBand DN node, by combining the AP-ACC (Audio Processing-Analog Control Card) and ALC (Analog Line Card) cards into a single card. This card enables the Company to increase the capacity and use of card space in its backroom cabinets and racks. Also, a new speaker interface was developed which allows speakers to be dynamically programmed from the Power Deck and DXi consoles. The Company also developed advanced intercom features for its digital trading consoles and a speakerphone for its Power Deck trading console.

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

The WAN ONE product enables remote trading floor communication systems to operate as if they were located together. For example, traders in London can have instant, local access to lines in New York, Canada, or virtually anywhere in the world. The Company believes WAN ONE provides a foundation for the remote trading and advanced network services needs of the next generation.

The PassPort Network Management Platform is a sophisticated UNIX-based suite of tools that control and maintain large systems in a cost-effective manner. True multi-tasking and simultaneous multi-user operations, allows large system managers to effectively administer distributed trading systems across existing corporate LANs and WANs.

The Company's F.A.S.T. service enables service technicians to troubleshoot and make moves, adds and changes (MACs) remotely through phone lines, thereby increasing system performance.

In 1996, a second generation digital exchange floor phone product was developed that enables the use of up to eight handsets per phone. The Company believes that its products are well positioned to compete for business in the exchange floor marketplace.

In 1996, the Company introduced the Clarity Speaker System. The Clarity Speaker System allows traders and brokers to simultaneously monitor an unprecedented number of lines without the need for numerous individual speaker cube arrays. The Clarity Speaker System employs features that help users to more readily manage incoming communications in a high traffic environment while requiring minimal space at the trading desk. The Company also introduced a DXi hard-key button module that will enable its Power Deck and DXi trading consoles to support hard keys as well as softkeys, or a combination of both.

In 1997, the Company redesigned and enhanced the physical attributes of its Power Deck and DXi voice trading consoles to increase their visual appeal with end users. This redesign involved new faceplates, rounded streamlined edging and an all-new color scheme. In addition, the Company is developing a full-duplex version of the Clarity speaker system and added numerous software enhancements to the feature set of its line of digital trading consoles.

Through Licom's product ProMX, the Company supplies fiber optic-based multiplexers to the electric power industry. The ProMX is an integrated, modular multiplexing unit designed to carry "mission critical" communications and operate in circumstances and physical environments for which conventional equipment is not usually designed to withstand. ProMX interfaces with protective relays, supervisory control and data acquisition (SCADA), voice, data and telemetry. The ProMX units, or nodes, communicate with fiber optic networks at data transmission rates of 1.544 million bits per second (T1), 2.048 million bits per second (E1) or 51.84 million bits per second (SONET OC1). ProMX nodes, common in transmission substations, are often located together with console systems equipment in the command center. Licom, based in Elmsford, New York, continues to market, test, ship and support the ProMX product line.

Product Development

The Company's product development strategy is to continually improve its current product lines and to develop advanced new products and technologies to meet the evolving needs of the markets it serves. The Company's emphasis is on software and features that facilitate the integration of computer networks and digital voice systems within the trading floor environment.

The Company continues its research efforts into the practical application of ATM (Asynchronous Transfer Mode) technology to the trading room. Application development efforts also continue on CTI (Computer Telephone Integration), which unites the computer and the telephone. The Company believes that CTI will serve as the enabling technology for ATM in the trading room. The Company has deployed CTI at several customer sites, utilizing various client database applications.

The Company continues to develop specific customer hardware and software enhancements to its ProMX product line.

During the years ended October 31, 1997, 1996 and 1995, the Company's annual research and development expenditures were $3.6 million, $3.1 million and $3.9 million or 12%, 9% and 13% of sales, respectively.

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

The Company currently maintains direct sales and service centers in New York City, Boston, Chicago, San Francisco and London to provide sales, services and support to customers in the United States and London markets. Through these centers, the Company sells equipment, including modifications to existing systems, and support services, including maintenance contracts and project management. The Company utilizes several distributors to support its operations throughout other regions of the United States.

The Company utilizes a network of international distributors to deliver sales and service support in other global markets, such as Canada, the Pacific Rim, South America and Europe. To accommodate the increased activity level of global financial markets, V Band expanded its base of foreign distributors during 1996. At present, there are 25 authorized V Band distributors worldwide, with new digital systems placed in emerging financial centers in Russia, Greece and South Africa. During 1996, V Band Corporation and Australia-based Trade Wind Group announced the formation of V Band Asian Partners, a strategic partnership to expand distribution channels for V Band's products in Pacific Rim countries. Licom uses direct and distributor sales, service, project management and maintenance in the United States and Canada, and uses independent distributors for international sales and service.

Sales to Morgan Guaranty Trust Company of New York and affiliates (including sales through its vendor, AT&T Solutions) represented 6%, 10% and 14% of sales in 1997, 1996 and 1995, respectively. Sales to the Chicago Board of Trade and its general contractor represented 10%, 21% and 13% of sales in 1997, 1996 and 1995, respectively. During 1997 sales to The New York Mercantile Exchange accounted for 16% of the Company's sales.

Equipment sales, excluding Licom's ProMX, consisting of new systems installed and modifications to existing systems, in all markets, were $24.4 million, $25.3 million and $20.5 million, representing 79%, 77% and 69% of the Company's sales in 1997, 1996 and 1995, respectively. Licom sales represented 3%, 7% and 11% of the Company's sales in 1997, 1996 and 1995, respectively. Service sales, which consists of maintenance contract sales, support, service and miscellaneous repairs accounted for 18%, 16% and 20%, of sales during 1997, 1996 and 1995, respectively.

The Company's foreign sales for 1997, 1996 and 1995 were $11.4 million, $9.7 million and $10.5 million, or 37%, 29% and 36%, respectively, of total consolidated sales. For further information regarding foreign sales, see Note 9 -- Notes to Consolidated Financial Statements.

The Company's sales of systems for application in "non-financial" communications control centers of utilities, railroads and other "right-of-way" companies as well as E9-1-1 emergency service centers and government/military applications were, in the aggregate, 8%, 20% and 16% of the Company's sales for 1997, 1996 and 1995, respectively.

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

The Company primarily utilizes two outside subcontractors to manufacture its custom fabricated, printed circuit boards. The Company provides the product designs, engineering bill of materials and testing procedures to ensure that suppliers meet the Company's quality and reliability standards. The Company has been be able to reduce some of its product cost due to the economies of scale afforded by the outside contractors in the purchase of components.

The Company's Licom subsidiary operates from the Company's Elmsford, NY facility.

The Company's United Kingdom manufacturing operation, consisting of final product assembly and addition of local content and testing, is located at its facility in Beckton, England, approximately 20 miles southeast of London.

The Company believes that relations with its subcontractors and suppliers are good. Most components and parts used in the Company's products are available from a number of different sources. A few components are currently available from a single source of supply. The Company believes that alternative components should be readily available; however, there can be no assurance that, in the event of a supply shortage, such components will be available in the quality and quantity necessary to meet the Company's needs. In 1997, the Company experienced several delays in the delivery of product, primarily related to the production of Licom products. Otherwise, to date, the Company has not experienced any significant delays in the delivery of material from either subcontractors or vendors. In accordance with industry practice, the Company seeks to maintain inventory in quantities sufficient to ship products within four to eight weeks of receipt of orders. This requires the Company to maintain a significant investment in inventory.

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

Competition

The market for the Company's products is highly competitive and is characterized by advanced technology, rapid change and broad product support. Many of the Company's competitors, both in the United States and globally, are large companies that manufacture and distribute a wide range of telephone products, and provide services such as installation and maintenance. Management believes that the competitive factors in its product lines are price, quality, reliability, product innovation, timely delivery, service and product support.

The Company's largest competitors in the United States are IPC Information Systems, Inc. ("IPCI") and British Telecom NA. In the United Kingdom, the Company competes with British Telecom plc, IPCI, and Wyatts (a subsidiary of Reuters Holdings plc). The Company believes that these two markets, the United States and United Kingdom, comprise 60-65% of the global market for the Company's products. The competitors in markets served by ProMX products are primarily RFL Technologies, Pulsar Technologies, Centronics Division of NORTEL and ASEA Brown Boveri.

The Company believes that its primary competitive advantages are the quality and features of its products and its service and product support. While the Company is able to provide these advantages to all customers in the market places it serves, the relatively greater size of the Company's competitors has been perceived to be a competitive disadvantage for the Company.

Backlog

As of October 31, 1997, 1996 and 1995, the Company's backlog of purchase orders that management believes to be firm was $3.8 million, $8.3 million and $10.5 million, respectively. The Company expects to deliver all products from its October 31, 1997 backlog during fiscal 1998. The decrease in backlog from 1996 to 1997 is primarily due to the completion of two major exchange floor contracts. The Company generally delivers large system configured products to customers within six to twelve weeks of its receipt of firm orders. Where the Company makes direct end-user installations, deliveries generally occur four to eight weeks from receipt of firm orders. Management does not believe that the Company's backlog is a meaningful indication of future sales.

Employees

As of October 31, 1997, the Company had 186 full-time employees, of whom 30 were product development personnel, 101 were sales, marketing and service support personnel, 29 were production personnel, and 26 were administrative personnel. This compares to 199 at October 31, 1996 and 241 at October 31, 1995. The decrease from 1996 was primarily attributable to the reduction of Licom personnel, due to the relocation of Licom's operations in May 1997 to the Company's corporate headquarters located at 565 Taxter Road, Elmsford, NY. The decrease from 1995 was primarily attributable to a reorganization of the Company's engineering, manufacturing and administrative functions in November 1995. In January 1998, the Company further reduced the number of its employees to 170 as a result of a restructuring plan.

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

                         Private Securities Litigation
                        Reform Act Safe Harbor Statement

When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect", "estimate", "project", "intend" and similar expressions are intended to identify forward looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others:
(i) the intense competition in the market places for the Company's products and services; (ii) the sensitivity of the Company's business to general economic conditions and the economic conditions of the industries which purchase the Company's products and services; (iii) the performance of the Company's suppliers and subcontractors (iv) changes in accounting principles, policies, or guidelilnes; and (v) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, and prices. Additional factors are described in this Annual Report on Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 2. Properties

The  Company's   leases   executive   offices  and  engineering   facilities  of
approximately  22,800  square feet,  located at 565 Taxter Road,  Elmsford,  New
York.

The Company conducts its assembly, quality assurance, and repair business operations at a 15,000 square foot leased facility at Three Westchester Plaza, Elmsford, New York.

Leases for the Company's domestic sales and service support locations include approximately: 8,900 and 2,500 square feet located in New York City; 1,300 square feet located in Boston, Massachusetts; 2,600 square feet in Chicago, Illinois; and 983 square feet in San Francisco, California.

The Company leases office and production space related to its United Kingdom operation. It has a leased sales office of approximately 2,700 square feet located in London. The production facility and administrative offices with approximately 20,000 square feet are located within 20 miles southeast of London.

Licom's headquarters and operations were relocated in May of 1997 to the Corporate Headquarters located at 565 Taxter Road, Elmsford, New York.

In January 1998, the Company established a plan to reduce and/or consolidate its office space in New York City and London.

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

There is no other material pending legal proceedings as of December 31, 1997.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended October 31, 1997.

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

Fiscal 1997                                           High                Low
-----------                                           ----                ---
Fourth Quarter                                      $ 2.44             $ 1.50
Third Quarter                                       $ 2.44             $ 1.38
Second Quarter                                      $ 2.00             $ 1.25
First Quarter                                       $ 2.50             $ 1.25

Fiscal 1996                                           High                Low
Fourth Quarter                                      $ 3.38             $ 1.88
Third Quarter                                       $ 3.88             $ 1.63
Second Quarter                                      $ 3.38             $ 1.63
First Quarter                                       $ 2.38             $ 1.25

As of December 31, 1997, there were approximately 500 holders of record of the Company's Common Stock.

The Company has never paid a regular dividend on its shares, and does not anticipate paying dividends in the near future.

Under the terms of the Credit Agreement, dated as of May 28, 1997, between the Company and National Bank of Canada, New York Branch, the Company is restricted from declaring or paying dividends if an event of default occurred and is continuing thereunder.

Item 6.  Selected Financial Data

The selected financial data presented below have been derived from the audited financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                                            For the Year Ended October 31,

                                             1997          1996        1995          1994          1993
                                           --------      --------     --------      --------     --------
                                                         (in 000's, except per share data)
Sales ................................     $ 31,081      $ 32,886     $ 29,351      $ 31,078     $ 25,741

Income (loss) before cumulative effect
    of accounting change .............       (8,512)           27      (11,594)          627       (1,134)

Cumulative effect of accounting change         --            --           --           1,242         --
                                           --------      --------     --------      --------     --------

Net income (loss) ....................     $ (8,512)     $     27     $(11,594)     $  1,869     $ (1,134)
                                           ========      ========     ========      ========     ========

Per share data:
    Income (loss) before cumulative
        effect of accounting change ..     $  (1.58)     $    .01     $  (2.18)     $    .12     $   (.21)

    Cumulative effect of accounting
        change .......................         --            --           --             .23         --
                                           --------      --------     --------      --------     --------

    Net income (loss) ................     $  (1.58)     $    .01     $  (2.18)     $    .35     $   (.21)
                                           ========      ========     ========      ========     ========

Weighted average number of shares  of
    common stock and common stock
    equivalents ......................        5,372         5,323        5,322         5,311        5,285

Cash dividends per common share ......     $    .00      $    .00     $    .00      $    .00     $    .00


Working capital ......................     $  5,151      $ 10,619     $  9,622      $ 18,935     $ 19,684

Total assets .........................     $ 14,552      $ 22,042     $ 21,212      $ 36,027     $ 30,639

Shareholders' equity .................     $  6,097      $ 14,488     $ 14,398      $ 26,039     $ 23,963

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As an aid to understanding the Company's operating results, the following table shows, for the periods indicated, the percentage relationship, which each item bears to sales.

                                                   Fiscal Year Ended October 31,
                                                  ------------------------------
                                                    1997       1996        1995
                                                   -----      -----       ------

Sales
    Equipment ..............................        81.8 %     84.2%       80.4 %
    Service ................................        18.2       15.8        19.6
                                                   -----      -----       ------
Total sales ................................       100.0      100.0       100.0
Cost of sales
    Equipment(*) ...........................        73.8       59.2        85.7
    Service(*) .............................        76.7       62.2        61.0
                                                   -----      -----       ------
Total cost of sales ........................        74.3       59.7        80.8
                                                   -----      -----       ------
Gross Profit ...............................        25.7       40.3        19.2
Selling, general and administrative expenses        39.2       31.0        44.6
Research and development expenses ..........        11.5        9.5        13.4
                                                   -----      -----       ------
Operating income (loss) ....................       (25.0)      (0.1)      (38.8)
                                                  ======      =====      =======
Net income (loss) ..........................       (27.4)%      0.1%      (39.5)%
                                                  ======      =====      =======


*  Presented as a percentage of the related sales categories.

Sales

Sales for the year ended October 31, 1997 were $31.1 million, a $1.8 million, or 5% decrease from sales for 1996. The decline in 1997 sales was primarily due to a decrease in sales of the Company's Licom subsidiary and was partially offset by an increase in the Company's service sales. Equipment sales, which include new equipment installations plus moves, adds, and changes for customers' existing systems, decreased by 8% from $27.7 million in 1996 to $25.4 million in 1997. Of this $2.3 million decrease, $1.5 million was attributable to a decline in the sales of Licom's products and $.8 million was attributable to a decrease in the sale of the Company's other products. The decline in the sale of the Company's Licom products was primarily due to a decline in the number of units sold resulting from increased competition in the market for Licom's products and the Company's emphasis on the sale of its other products.

The Company experienced a decline in demand for the Company's products during the later part of 1997. This decline in demand, if continuing, could have a material impact on the Company's sales for 1998.

Sales in 1997 to non-financial customers (i.e., communication control centers for utilities and government agencies) accounted for $2.5 million, or 8% of sales, a $3.5 million decrease from 1996 non-financial customer sales. The decrease was related primarily to several specific sales of the Company's product in diverse applications in 1996.

Sales for the year ended October 31, 1996 were $32.9 million, a $3.5 million or a 12% increase from sales for 1995. The increase in sales was primarily attributable to the increase in sales of the Company's Power Deck, DXi and eXchange Phone products which increased to $15.4 million in 1996 from $9.9 million in 1995, or 56%, as product migration continued in favor of the Company's newer products. Sales for the Company's older products, Viax DN and Viax Analog decreased to $4.9 million in 1996 from $9.4 million in 1995, or a 48% decrease. Sales for the Company's Licom ProMX decreased to $2.4 million from $3.1 million, or 23%, due to increased competition in the market for the Company's products. Excluding Licom's ProMX sales, the Company's sales were $30.5 million in 1996 compared to $26.3 in 1995, or an increase of 16%. Equipment sales, which include new equipment installations plus moves, adds and changes for customers' existing systems, were $27.7 million in 1996 as compared to $23.5 in 1995, or an increase of 18%. Excluding Licom's ProMX sales, the Company's equipment sales were $25.3 million in 1996 compared to $20.5 in 1995, or an increase of 23%. Service sales decreased to $5.1 million in 1996 from $5.8 million in 1995, or a 10% decrease. This decrease was primarily attributable to several factors - a reduction in the Company's repairs and other sales related to E9-1-1 products, older Viax products and miscellaneous products to $1.0 million in 1996 from $1.5 million in 1995. Maintenance sales remained level at $4.2 million for 1996 and 1995 as several customers historically covered by maintenance contracts upgraded to new systems during 1996 and those customers' systems were covered under warranty contracts for all or part of the year.

Sales in 1996 to non-financial customers (i.e., communication control centers for utilities and government agencies), which accounted for $6.0 million, or 18% of sales, a $1.2 million increase from 1995 non-financial customer sales. The increase was related primarily to several specific sales of the Company's product in diverse applications.

Since the Company sells products to its foreign customers and distributors for U.S. dollars, it is unaffected by currency translations. The Company's United Kingdom operation primarily transacts sales in pounds sterling or US dollars. Those sales transacted in pound sterling were not materially impacted by foreign exchange rate fluctuations during 1997 or 1996. The Company has, from time to time, hedged foreign currency transactions when deemed necessary.

Reflecting the transformation of the Company's distribution channels from third party distributors to a direct sales and service network, $24.9 million, or 80% of total sales were direct in 1997, as compared to $28.4 million and $24.1 million, or 86% and 82% of sales in 1996 and 1995, respectively.

Gross Profit Margins

Gross profit margins for 1997 and 1996 were 26% and 40% respectively. The equipment gross profit margin was 26% in 1997 as compared to 41% in 1996. The decrease in equipment gross profit margins for 1997 was attributable to special fourth quarter 1997 expense adjustments, including an $.8 million write-down of certain field and supplier inventory and a $.5 million increase in inventory reserves related to components for older product lines. In addition, the gross profit margin was unfavorably impacted by large customer contracts, for which the Company obtained lower gross profit margins, large manufacturing variances, due to a lower volume of purchases during the year, service variances, due to large contracts where the Company incurred additional warranty costs, and a decrease in gross profit margins from the Company's Licom business due to increased production costs. The service gross profit margin decreased to 23% in 1997 from 38% in 1996. This was primarily attributable to increased costs in the Company's service operations and an increase in the amount of technicians providing warranty services related to several large contracts.

Gross profit margins for 1996 and 1995 were 40% and 19%, respectively. The equipment gross profit margin was 41% in 1996, as compared to 14% in 1995. The increase in equipment gross margins for 1996 was attributable to the matters relating to 1995 described below. The equipment gross profit margin for 1995 was adversely affected by the special fourth quarter adjustment of $3.8 million, the manufacturing restructuring program initiated by the Company and competitive discounting for the Company's products.

The 1995 gross profit was affected by several special fourth quarter 1995 expense adjustments, including a $2.6 million charge for increases in inventory reserves and inventory write-offs related to older product lines, a $.9 million write-off of an intangible asset related to a license for product technology no longer used, and a $.3 million increase in warranty reserves. Additionally, the Company restructured its production operations during the year from an internal manufacturing process to one that relies to a significant extent on out-sourcing of the Company's sub-assemblies. This restructuring enabled the Company to reduce its gross manufacturing expenses by $3.0 million, from $5.3 million in 1995 to $2.3 million in 1996. Also, the Company found it necessary to offer larger discounts for its products in order to meet competitive challenges. The service gross profit margin decreased slightly to 38% in 1996 from 39% in 1995. This was primarily attributable to a decrease in the Company's repair sales for older products, which have generally yielded higher gross profit margins.

Operating Expenses

Total operating expenses for 1997 increased to $15.8 million, representing an 18% increase from $13.3 million for 1996. Operating expenses as a percentage of sales were 51% in 1997 as compared to 40% in 1996. The selling, general and administrative expenses increased as a percentage of sales to 39% in 1997 from 31% in 1996.

Total operating expenses for 1996 decreased to $13.3 million, representing a 22% decrease from $17 million for 1995. Operating expenses as a percentage of sales were 40% in 1996 as compared to 58% in 1995. The selling, general and administrative expenses decrease as a percentage of sales to 31% in 1996 from 45% in 1995 were attributable primarily to the restructuring program initiated by the Company during 1995.

Selling, general and administrative costs for 1997 increased $2 million to $12.2 million, or 20%, from $10.2 million in 1996. The increase in selling, general and administrative expense was primarily attributable to the Company writing-off the remaining value of the goodwill of $2.3 million related to the Company's London operation.

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

Research and development expenses for 1997 of $3.6 million increased $.5 million, or 15%, from $3.1 million in 1996. Research and development expenses as a percentage of sales increased to 11% in 1997 as compared to 9% in 1996. The increase is primarily due to prototype and development expenses for specific customer contracts.

Research and development expenses for 1996 of $3.1 million decreased $8 million, or 21%, from $3.9 million in 1995. Research and development expenses as a percentage of sales decreased to 9% in 1996 as compared to 13% in 1996. The decrease in research and development expenses was primarily attributable to the restructuring of the Company's engineering department, which placed a greater emphasis on software development as opposed to hardware development, which is less costly. In addition, the products introduced during the year require less development expense to bring to the market.

Other Income and Expense

Interest expense was $61,000 for 1997, which was primarily due to the debt acquired related to the credit facility obtained by the Company in May 1997. No interest expense was reported in 1996 or 1995.

The Company reported no investment income for 1997 compared to $.1 million for 1996

Net investment income for 1996 and 1995 remained relatively unchanged at $.1 million.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates. During 1995, the Company recorded an additional deferred tax asset of $4,325,000 and also recorded an additional valuation allowance of $4,876,000. During 1996, the Company reduced the deferred tax asset and valuation allowance by $208,000. During 1997, the Company increased the deferred tax asset and valuation allowance by $3,105,000 and $3,805,000 respectively. The total valuation allowance as of October 31, 1997 of $8,623,000 reduces the deferred tax asset to zero. This reduction was made in light of the losses recognized by the Company in two of the past three years. The Company's 1997, 1996, and 1995 tax provisions of $700,000, $5,000, and $301,000 reflect effective tax rates of
(9)%, 16%, and (3)%, respectively.

Net Income (Loss) Per Share

For 1997, the Company recorded a net loss of $8.5 million or ($1.58) per share, as compared to a net income of $27,000 or $.01 per share in 1996. The loss was primarily attributable to the write-off of goodwill related to the Company's London operation, the write-down of spare and prototype inventory, the write-down of the Company's deferred tax asset, and a reduction in the Company's gross profit margin.

For 1996, the Company recorded net income of $27,000 or $.01 per share, as compared to net loss of $11.6 million, or $2.18 per share in 1995. The Company's Licom subsidiary recorded a net operating loss of $.5 million compared to a net operating loss of $.1 million in 1995. Excluding Licom's results, the Company had net income of $.5 million, or $.09 per share in 1996.

The Company believes that the implementation of the restructuring plan adopted by the Company in January 1998 will result in the inclusion of a charge of approximately $1 million in the results of operations of the Company for the fiscal quarter ending January 31, 1998.

Liquidity and Capital Resources

The Company's aggregate of cash, cash equivalents and marketable securities at October 31, 1997 declined $2 million, to $.3 million, compared to the balances reported at October 31, 1996. Accounts receivable increased $1.4 million, to $8.1 million in 1997 from $6.7 million in 1996 primarily due to retainage due on large customer contract. Other current liabilities (excluding short-term debt) decreased $2.1 million. Offsetting these items, short-term debt increased $2.9 million and inventory decreased $3.1 million.

The Company's aggregate of cash, cash equivalents and marketable securities at October 31, 1996 declined $.7 million, to $2.3 million, compared to the balances reported at October 31, 1995. Accounts receivable increased $1.9 million, to $6.7 million in 1996 from $4.8 million in 1995, primarily due to the increase in sales for the Company's fourth quarter compared to the fourth quarter of 1995 and an increase in amount outstanding, (including retainage) related to large customer contracts. Total current liabilities increased due to the timing of inventory purchases in the fourth quarter to support sales for the fourth quarter of 1996 and the first and second quarters of 1997. Capital expenditures were $.3 million in 1996 as compared to $.9 million in 1995.

The Company's working capital was $5.2 million as of October 31, 1997, a $5.4 million decrease from $10.6 million as of October 31, 1996. The reduction in working capital as of October 31, 1997 was primarily attributable to the increase in short-term debt and decreases in inventory and cash and cash equivalents. Working capital was $10.6 million as of October 31, 1996, a $1 million increase from $9.6 million as of October 31, 1995.

The Company's loss for 1997 has had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch. The Credit Agreement provides a $4 million credit facility to the Company secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth under the Credit Facility. The Bank has waived the Company's failure to satisfy the financial covenants set forth in the Credit Agreement and has amended those covenants for fiscal year 1998. The Company's operations are dependant upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement which require an improvement in the results of the Company's operations for 1998.

The Company has no significant commitments for capital expenditures as of October 31, 1997. The Company is in the early stages of the development of a suite of software and hardware products that integrates instant access voice communications into a high bandwidth multimedia network through the use of CTI applications. Further development of this suite of products will require substantial capital in excess of that generated by the Company's existing operations. As a result, the Company intends to obtain capital from external sources to contribute to the funding of this project. There can be no assurance, however, that such capital will be available to the Company.

Year 2000

The Company utilizes software and related technologies throughout its business that may be affected by the date change in the year 2000. System modifications or replacements are underway which will make all computer systems at the Company compliant with the year 2000 replacement. Anticipated spending for these modifications will be expensed as incurred and is not expected to have a material impact on the Company's ongoing results of operations.

Item 8.   Financial Statements and Supplementary Data

The response to this item is incorporated by reference to pages F-1 through F-12 and S-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Name                                     Age                  Office Held
----                                     ---                  -----------
Thomas E. Feil (1)                       56      Chairman, Chief Executive Officer, Director

Thomas Hughes                            38      President, Chief Operating Officer

Mark R. Hahn                             40      Vice President - Chief Financial Officer, Treasurer and Secretary

Gerald C. Walsh                          51      Senior Vice President - Sales and Operations

Luke P. La Valle, Jr. (2)(3)             55      Director

Thomas H. Lenagh (2)                     73      Director

Brian S. North (1)                       46      Director

Joseph M. O'Donnell (3)                  51      Director

A. Eugene Sapp, Jr. (1)                  61      Director

J. Stephen Vanderwoude (2)(3)            54      Director
----------

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

Thomas Hughes was appointed President and Chief Operating Officer of the Company in May 1997. He has been the Chief Operating Officer of the company since 1995 and was its Vice President of Marketing and Product Planning from 1993 to 1995. Mr. Hughes began his career with the Company in 1988 as a Staff Engineer and held various engineering management positions of increasing responsibility until his appointment as Vice President. Prior to joining the Company, he worked as a researcher at CBS Laboratories' Technology Center and a Systems Engineer at United Technologies.

Mark R. Hahn was appointed Vice President and Chief Financial Officer of the Company in August 1995. He was elected Secretary of the Company in 1995 and elected Treasurer of the Company in 1996. Previously, he served as Controller of the Company since 1994. Prior to joining the Company, he was a consultant to American Airlines in Fort Worth, TX. From 1991 to 1994, he served as Vice President of Finance and Controller for Business Express Corporation in Westport, CT. He joined Business Express in 1990 as Controller. From 1987 to 1990, he held the positions of Corporate Controller and Director of Corporate Planning and Accounting with Waldenbooks in Stamford, CT. He began his career as a certified public accountant with Price Waterhouse.

Gerald C. Walsh was appointed Senior Vice President, Sales and Operations of the Company in May 1996. Prior to joining the Company, he was Eastern Regional Manager, National Accounts at Executone Information Systems, Inc. From 1993 to 1995, Mr. Walsh served as Chief Operating Officer for Glasgal Communications, Inc., in Northvale, New Jersey. From 1987 to 1992, he was Senior Vice President and General Manager for Contel IPC.

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

Brian S. North has served as a Director of the Company since September 1988. Mr. North is an attorney with the law firm of Buchanan Ingersoll Professional Corporation in Philadelphia. From 1995 to 1997 he practiced law with White and Williams. From 1987 to 1994, he was a member of the law firm of Elliott, Reihner, Siedzikowski, North & Egan, P.C. and predecessor law firms. From 1980 to 1987, he was Senior Corporate Counsel of Sun Company, Inc.

Joseph M. O'Donnell has served as a Director of the Company since June 1991. Since July 1994, Mr. O'Donnell has been the Chief Executive Officer and a Director of Computer Products, Inc., a manufacturer in Boca Raton, Florida. From 1993 to 1994, he was Chief Executive Officer for Savin Corporation, after one year of being an independent business consultant. From 1990 to 1992 he served as President and Chief Executive Officer of GO/DAN Industries Inc., a Connecticut-based manufacturer of automobile parts sold primarily in the aftermarket. He is also a Director of Cincinnati Microwave, Inc., and Boca Research.

A. Eugene Sapp, Jr. has served as a Director of the Company since August 1994. Mr. Sapp, employed by SCI Systems since 1962, has been its President, Chief Operating Officer and Director since 1981. Mr. Sapp also serves as a Director of Irvine Sensors Corp., Computer Products, Inc. of Boca Raton, Florida, and CMS, Inc. of Tampa, Florida.

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

The Board of Directors has three standing committees: Stock Option, Executive Compensation and Audit Committees. The Stock Option Committee exercises the responsibilities of the Board in granting options under and administering the Company's 1982 Incentive Stock Option Plan and its 1984 Stock Option Plan. The Executive Compensation Committee's principal functions are to recommend to the Board of Directors the compensation arrangements for the executive officers of the Company. The Audit Committee's principal functions are to review with internal financial staff and the Company's independent public accountant, the
Company's   reporting  process  and  internal  controls  and  to  recommend  the selection, retention or termination of the independent public accountants. The Company has entered into Indemnity Agreements with each of its directors and its officers, pursuant to which the Company is obligated to reimburse or pay certain expenses incurred by its directors and officers arising out of claims made against them in connection with their services to the Company.

Item 11.      Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal years ended October 31, 1997, 1996 and 1995 concerning the compensation of the Company's Chairman and Chief Executive Officer and each of its other executive officers whose salary and bonus for fiscal 1997 exceeded $100,000:

                                                                                            Long-term
                                                       Annual Compensation               Compensation (1)
                                              ----------------------------------------   ----------------
                                                                                            Securities
Name/                                                                     Other Annual      Underlying        All Other
Principal Position                     Year     Salary        Bonus       Compensation      Options (#)     Compensation (2)
------------------                     ----     ------        -----       ------------      ----------      ----------------
Thomas E. Feil,                        1997    $200,000    $        -        $    -             -         $      1,627
Chairman, Chief Executive              1996     200,000             -             -             -                2,000
Officer and Director                   1995     199,000             -             -             -                1,528


Thomas Hughes, (3)                     1997     154,000             -             -           30,000             1,570
President-                             1996     150,000          2,000            -           90,000             1,500
Chief Operating Officer                1995     103,616             -             -           16,000             1,036
                                                                    -

Mark R. Hahn, (3)                      1997     109,000             -             -           20,000             1,100
Vice President -                       1996     105,000          2,000            -           60,000             1,050
Chief Financial Officer                1995      85,077              -            -           17,000               285

Gerald C. Walsh                        1997     126,000             -             -           50,000                 -
Senior Vice President-                 1996      63,000             -             -           10,000                 -
Sales and Operations                   1995           -             -             -                -                 -
---------------

(1) Other than the Company's 401(k) Plan and its stock option and stock purchase plans, the Company does not have any long-term incentive plans and does not grant restricted stock awards.

(2)  Includes amounts contributed by the Company under the Company's 401(k) Plan
     during   the  fiscal   year  and  any   additional   discretionary   annual
     contributions related to the prior fiscal year.

(3) Mr. Hughes and Mr. Hahn entered into agreements with the Company in January 1998, whereby they are each entitled to receive approximately one year's compensation should there be a change of control of the company prior to January 31, 1999

STOCK OPTIONS

The following tables summarize option grants during the fiscal year ended October 31, 1997 to the named officers and the value of the options held by such persons at the end of such fiscal year. None of the named officers exercised any stock options during the fiscal year ended October 31, 1997. The Company does not maintain any pension plans or any supplementary pension award plans.

Option Grants in Fiscal 1997

                                                                                             Potential Realizable Value
                                                                                             at Assumed Annual Rates of
                                                                                              Stock Price Appreciation
                                                  Individual Grants                               for Option Term
                         ------------------------------------------------------------------------------------------------

                            Number of       Percentage of
                            Securities      Total Options
                            Underlying       Granted to
                             Options        Employees in      Exercise Price     Expiration
  Name                       Granted         Fiscal Year         (per share)        Date               5%           10%
  ----                       -------         -----------         -----------        ----               --           ---
Thomas Hughes                 30,000             17%               $1.44            2007            $42,317       $92,971
Mark R. Hahn                  20,000             11%                1.44            2007             28,211        61,981
Gerald C. Walsh               10,000              6%                1.44            2007             14,106        30,990



Aggregate Option Exercises in Fiscal 1997 and Fiscal Year-end Option Value

                                                                                        Value of Unexercised In-the
                                                     Number of Unexercised Options           Money Options at
                                                               at FY-End                          FY-End
                                                    -------------------------------------------------------------------
                           Shares
                         Acquired on      Value
Name                      Exercise      Realized     Exercisable    Unexercisable     Exercisable     Unexercisable
----                      --------      --------     -----------    -------------     -----------     -------------
Thomas E. Feil                -          $   -           25,000           -              $    -           $    -

Thomas Hughes                 -              -           72,233       73,334               9,375               -

Mark R. Hahn                  -              -           44,334       52,666               6,250               -

Gerald C. Walsh               -              -           25,000       35,000               3,125               -

COMPENSATION OF DIRECTORS

The Company pays each outside director an annual director's fee of $7,500 plus $500 for each board meeting attended (up to a limit of six meetings per year), plus deferred cash compensation, payable upon termination of service as a director, in an amount equal to $2,000 for each year of service as a director. Pursuant to the Company's Stock Compensation Plan for Non-Employee Directors, each outside director may elect to have all or a portion of his compensation paid by the Company by means of the issuance of the Company's Common Stock in lieu of cash. Additionally, each director is reimbursed for out-of-pocket travel expenses incurred to attend a board meeting and may receive reasonable compensation for chairing any committee of the board. Outside directors also receive, upon election or re-election as a director, a grant of stock options under the Company's 1984 Stock Option Plan covering 2,000 shares of the Company's Common Stock, at an exercise price equal to the fair market value on the date of grant.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's shares of Common Stock. Each director of the Company, each executive officer named in the executive compensation table and all directors and executive officers of the Company as a group, as of December 31, 1997.

                                                                          Number of Shares        Percentage of
                                                                         Beneficially Owned           Class
                                                                         ------------------           -----
Thomas E. Feil                                                            1,461,472 (2)(4)             27.0%
565 Taxter Road, Elmsford, NY  10523

Thomas Hughes                                                                73,733 (4)                  *
565 Taxter Road, Elmsford, NY  10523

Mark R. Hahn                                                                 58,216 (4)                  *
565 Taxter Road, Elmsford, NY 10523

Luke P. La Valle, Jr.                                                        20,000 (1)(4)               *
50 Broad Street, Suite 1609, New York, NY  10004

Thomas H. Lenagh                                                             18,000 (1)(4)               *
6 Greenwich Office Park, Greenwich, CT 06831

Brian S. North                                                              103,000 (1)(3)(4)           1.9%
Eleven Penn Center, Philadelphia, PA  19103

Joseph M. O'Donnell                                                          20,000 (1)(4)               *
7900 Glades Road, Suite 500, Boca Raton, FL 33434

A. Eugene Sapp, Jr.                                                           6,000 (1) (4)              *
2101 West Clinton Ave., Huntsville, AL  35807

J. Stephen Vanderwoude                                                        8,000 (1) (4)              *
2316 Young Road, Southern Pines, NC  28388

Gerald C. Walsh                                                              25,000 (4)                  *
565 Taxter Road, Elmsford, NY 10523
All directors and executive officers as a group (10 persons)              1,783,421 (4)                32.9%

* -  less than 1%

(1) Excludes options granted upon his election to serve as an outside director at the last annual meeting of shareholders, covering 2,000 additional shares, exercisable at and after the 1998 annual meeting of shareholders.

(2) Excludes 80,000 shares held in an irrevocable trust for Mr. Feil's daughter, over which Mr. Feil holds no voting or investment power.

(3) Includes 80,000 shares held in an irrevocable trust for which Mr. North is a trustee. Mr. North has no economic interest in the trust. However, he shares investment and voting authority over such shares with a co-trustee.

(4) Includes shares that may be acquired upon exercise of options, which are currently exercisable or are exercisable within 60 days, as follows: Mr. Feil, 25,000 shares; Mr. Hughes, 72,233 shares; Mr. Hahn, 44,334 shares; Mr. La Valle, 10,000 shares; Mr. Lenagh, 8,000 shares; Mr. North, 23,000 shares; Mr. O'Donnell, 20,000 shares; Mr. Sapp, 6,000 shares; Mr. Vanderwoude, 8,000 shares, Mr. Walsh, 25,000 shares; and all directors and executive officers as a group, 239,567 shares.


Item 13.     Certain Relationships and Related Transactions

In January 1997, Mr. Thomas E. Feil, the Company's Chief Executive Officer, made a loan to the Company in the principal amount of $200,000. The loan to the Company was payable upon demand, bore interest at an annual rate of nine percent and was secured by a security interest in the Company's accounts receivable. The loan was repaid in full, including interest of $6,855, in May 1997.

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                  (a)      1.  Financial Statements:

                       Description

                    Independent Auditors' Report

                    Consolidated Balance Sheets as of October 31, 1997 and 1996

                    Consolidated  Statements of  Operations  for the Years Ended
                         October 31, 1997, 1996 and 1995

                    Consolidated  Statements  of  Shareholders'  Equity  for the
                         Years Ended October 31, 1997, 1996 and 1995

                    Consolidated  Statements  of Cash Flows for the Years  Ended
                         October 31, 1997, 1996 and 1995

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

                  (b)      Reports on Form 8-K:

                           On June 11, 1997, the Company filed a Current Report on Form 8-K, reporting under Item 5, that the Company entered into a $4 million secured credit facility with the National Bank of Canada, New York Branch.

                  (c)      Exhibits:

                              3.1   Restated Certificate of Incorporation. (5)
                              3.2   Amended By-Laws. (1)
                              10.1 Lease dated April 22, 1988 between registrant and URBCO, Inc. for premises at 565 Taxter Road, Elmsford, New York. (2)
                              10.2 Amended and Restated 1982 Incentive Stock Option Plan, as amended. (10)
                              10.3 1984 Stock Option Plan adopted by Registrant on June 27, 1984, as amended. (7)
                              10.4 1986 Employee Stock Purchase Plan, as adopted by Registrant in December 1985, as amended.(7)
                              10.5 Rights Agreement, dated as of February 20, 1989 between the Company and Registrar & Transfer Company, as rights agent. (4)
                              10.6 Letter of Registrant to Thomas E. Feil dated August 29, 1989. (1)

                              10.7  Adoption of Non-Standardized Retirement Plan
                                    and Trust  (401-K) dated January 1, 1989, as
                                    amended.(5)
                              10.8  Amendment  dated October 14, 1991 to a lease
                                    dated April 22, 1988 between the Company and
                                    URBCO, Inc. for premises at 565 Taxter Road,
                                    Elmsford, New York. (7)
                              10.9  Second  Amendment dated February 20, 1992 to
                                    a lease  dated  April 22,  1988  between the
                                    Company and URBCO,  Inc. for premises at 565
                                    Taxter Road, Elmsford, New York. (7)
                              10.10 Third  Amendment  dated  May  28,  1993 to a
                                    lease  dated  April  22,  1988  between  the
                                    Company and URBCO,  Inc. for premises at 565
                                    Taxter Road, Elmsford, New York.6)
                              10.11 Fourth  Amendment  dated  June 8,  1994 to a
                                    lease  dated  April  22,  1988  between  the
                                    Company and URBCO,  Inc. for premises at 565
                                    Taxter Road, Elmsford, New York. (6)
                              10.12 Agreement  dated  July 1, 1992  between  the
                                    Company   and   California    Institute   of
                                    Technology. (9)
                              10.13 Share  Acquisition  Agreement dated July 28,
                                    1994,     relating    to    TR     Financial
                                    Communications  plc,  together  with Deed of
                                    Covenant  of  the  same  date   between  the
                                    Company and Mercury Communications  Limited.
                                    (8)
                              10.14 Stock  Compensation  Plan  for  Non-Employee
                                    Directors. (10)
                              10.15 Agreement  dated May 28,  1997  between  the
                                    Company  and  National  Bank of Canada,  New
                                    York Branch. (11)
                              16    Letter   regarding   change  in   certifying
                                    accountant (3)
                              21    Subsidiaries
                              23.1  Consent of Deloitte & Touche LLP
                              27    Financial Data Schedules

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

               6. Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended October 31, 1994, and incorporated herein by reference.
               7. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1992, and incorporated herein by reference.
               8. Filed as an exhibit to the Company's Current Report on Form 8-K filed August 12, 1994, and incorporated herein by reference.
               9. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1994, and incorporated herein by reference.
              10. Filed as an exhibit to the Company's registration statement on Form S-8 filed November 29, 1996, and incorporated herein by reference.
              11. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1997, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                 V BAND CORPORATION

Dated:  February 10, 1998                        By: /s/Mark R. Hahn
                                                     ---------------
                                                     Mark R. Hahn,
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

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


Signature                                           Title                                    Date
---------                                           -----                                    ----
/s/ Thomas E. Feil
------------------                        Chairman, Chief Executive Officer and    February 10, 1998
Thomas E. Feil                            Director (Principal Executive Officer)


/s/ Thomas Hughes                         President and
------------------                        Chief Operating Officer                  February 10, 1998
Thomas Hughes


/s/ Mark R. Hahn
-----------------                         Chief Financial Officer (Principal       February 10, 1998
Mark R. Hahn                              Financial and Accounting Officer)


/s/ Luke P. La Valle, Jr.
------------------------                  Director                                 February 10, 1998
Luke P. La Valle, Jr.


/s/ Thomas H. Lenagh
--------------------                      Director                                 February 10, 1998
Thomas H. Lenagh


/s/ Brian S. North
------------------                        Director                                 February 10, 1998
Brian S. North


/s/ Joseph M. O'Donnell
-----------------------                   Director                                 February 10, 1998
Joseph M. O'Donnell


/s/ A. Eugene Sapp, Jr.
-----------------------                   Director                                 February 10, 1998
A. Eugene Sapp, Jr.


/s/ J. Stephen Vanderwoude
--------------------------                Director                                 February 10, 1998
J. Stephen Vanderwoude


                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
V Band Corporation

We have audited the accompanying consolidated balance sheets of V Band Corporation and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of V Band Corporation and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE  LLP

Stamford, Connecticut
December 17, 1997
(January 31, 1998 as to Note 4 and
February 9, 1998 as to Note 5)

                               V BAND CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                    OCTOBER 31, 1997 AND 1996
                                  (in 000's, except share data)


                                                                           1997          1996
                                                                        --------       --------

      ASSETS
Current Assets:
Cash and cash equivalents ........................................      $    336       $  2,258
Accounts receivable, less allowance for doubtful
      accounts of $498 in 1997 and $381 in 1996 ..................         8,079          6,737
Inventories, net .................................................         4,733          7,798
Deferred tax asset ...............................................          --              700
Prepaid expenses and other current assets ........................           458            680
                                                                        --------       --------
                         Total current assets ....................        13,606         18,173
                                                                        --------       --------

Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements ........         9,539          9,701
Less: Accumulated depreciation and amortization ..................        (8,786)        (8,591)
                                                                        --------       --------
                         Total fixed assets ......................           753          1,110
                                                                        --------       --------

Other Assets .....................................................           193          2,759
                                                                        --------       --------

      TOTAL ASSETS ...............................................      $ 14,552       $ 22,042
                                                                        ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt ..................................................      $  2,943       $   --
Accounts payable .................................................         2,557          3,196
Accrued wages ....................................................           894            973
Customer deposits ................................................           959          1,773
Other accrued expenses ...........................................         1,102          1,612
                                                                        --------       --------

                         Total  current liabilities ..............         8,455          7,554
                                                                        --------       --------

Commitments and Contingencies (Note 6)

                               V BAND CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                    OCTOBER 31, 1997 AND 1996
                                  (in 000's, except share data)


                                                                           1997          1996
                                                                        --------       --------

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
      issued 7,131,913 shares in 1997 and 7,042,492 shares in 1996            71             70
Capital in excess of par value ...................................        19,872         19,776
Retained earnings (deficit) ......................................        (2,270)         6,242
Cumulative translation adjustment ................................           192            168
                                                                        --------       --------

                                                                          17,865         26,256

Less  -  Treasury stock, at cost; 1,719,322 shares................       (11,768)       (11,768)
                                                                        --------       --------

                         Total shareholders' equity...............         6,097         14,488
                                                                        --------       --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $ 14,552       $ 22,042
                                                                       =========       ========

                           See notes to consolidated financial statements.

                               V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (in 000's, except per share data)



                                                            1997           1996          1995
                                                         --------       --------       --------
Sales
       Equipment ..................................      $ 25,413       $ 27,703       $ 23,591
       Service ....................................         5,668          5,183          5,760
                                                         --------       --------       --------
            Total sales ...........................        31,081         32,886         29,351
                                                         --------       --------       --------

Cost of Sales
       Equipment ..................................        18,748         16,404         20,214
       Service ....................................         4,350          3,224          3,514
                                                         --------       --------       --------
            Total cost of sales ...................        23,098         19,628         23,728
                                                         --------       --------       --------

            Gross profit ..........................         7,983         13,258          5,623
                                                         --------       --------       --------

Operating Expenses
       Selling, general and administrative ........        12,188         10,189         13,076
       Research and development ...................         3,573          3,118          3,935
                                                         --------       --------       --------
            Total operating expenses ..............        15,761         13,307         17,011
                                                         --------       --------       --------

            Operating  loss .......................        (7,778)           (49)       (11,388)

Interest Expense ..................................           (80)
Other Income (Expense) ............................            46             81             95
                                                         --------       --------       --------
            Income (loss) before income taxes .....        (7,812)            32        (11,293)

Provision for Income Taxes ........................           700              5            301
                                                         --------       --------       --------

            Net income (loss) .....................      $ (8,512)      $     27       $(11,594)
                                                         ========       ========       ========

Net income (loss) per share .......................      $  (1.58)      $    .01       $  (2.18)
                                                         ========       ========       ========

Weighted average number of shares of common
    stock and common stock equivalents -
    primary and fully diluted .....................         5,372          5,323          5,322
                                                         ========       ========       ========

                         See notes to consolidated financial statements

                                       V BAND CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                                   (in 000's)




                                                     Capital in     Retained         Cumulative
                                     Common         Excess of Par    Earnings        Translation      Treasury
                                     Stock             Value         (Deficit)       Adjustment          Stock
                                    --------         --------        --------         --------        --------
Balance, November 1, 1994 ..        $     70         $ 19,756        $ 17,809         $    172        $(11,768)

Proceeds from employee
   stock purchase plan .....                               20
Net loss ...................                                          (11,594)
Translation adjustment .....                                                               (67)
                                    --------         --------        --------         --------        --------

Balance, October 31, 1995 ..              70           19,776           6,215              105         (11,768)

Net income .................                                               27
Translation adjustment .....                                                                63
                                    --------         --------        --------         --------        --------

Balance, October 31, 1996 ..              70           19,776           6,242              168         (11,768)

Proceeds from employee
   stock purchase plan .....               1               96
Net loss ...................                                           (8,512)
Translation adjustment .....                                                                24
                                    --------         --------        --------         --------        --------

Balance, October 31, 1997 ..        $     71         $ 19,872        $ (2,270)        $    192        $(11,768)
                                    ========         ========        ========         ========        ========




                                  See notes to consolidated financial statements

                                   V BAND CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996 AND 1995
                                               (in 000's)


                                                                       1997         1996          1995
                                                                    --------      --------      --------
Cash Flows from Operating Activities:
Net income (loss) .............................................     $ (8,512)     $     27      $(11,594)
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation ..............................................          566           742           731
    Amortization and write-off of other assets ................        2,598           458         1,967
    Provision  (benefit) for doubtful accounts ................          117           (53)          237
    Provision for inventory reserves ..........................          473                         206
    Deferred income taxes .....................................          700                         551
    Gain on disposal of fixed assets ..........................                                     (166)
    Changes in assets and liabilities:
        Accounts receivable ...................................       (1,459)       (1,901)        2,649
        Inventories ...........................................        2,592          (202)        3,971
        Prepaid expenses and other current assets .............          222          (250)           75
        Other assets ..........................................           73            (9)          449
        Accounts payable and other current liabilities ........       (2,042)          740        (3,174)
        Foreign currency translation adjustment ...............           24            63           (67)
                                                                    --------      --------      --------
            Net cash used in operating activities .............       (4,648)         (385)       (4,165)
                                                                    --------      --------      --------
Cash Flows from Investing Activities:
Purchases of marketable securities ............................                                   (3,530)
Sales of marketable securities ................................                        187         7,946
Capital expenditures ..........................................         (209)         (284)         (910)
Proceeds from the sale of fixed assets ........................                                      257
                                                                    --------      --------      --------
            Net cash (used in) provided by investing activities         (209)          (97)        3,763
                                                                    --------      --------      --------
Cash Flows from Financing Activities:
Debt issuance costs ...........................................         (105)
Proceeds from issuance of common stock ........................           97                          20
Proceeds from short-term debt .................................        9,007
Payments of short-term debt ...................................       (6,064)
                                                                    --------      --------      --------
            Net cash provided by financing activities .........        2,935          --              20
                                                                    --------      --------      --------

Net decrease in cash and cash equivalents......................       (1,924)         (482)         (382)
Cash and cash equivalents, at beginning of year................        2,258         2,740         3,122
                                                                    --------      --------      --------
Cash and cash equivalents, at end of year......................     $    334      $  2,258      $  2,740
                                                                    ========      ========      ========
Supplementary Disclosures:

Income taxes paid .............................................     $    384      $     65      $    215
                                                                    ========      ========      ========
Interest paid .................................................     $     61      $   --        $   --
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

Revenue recognition

Equipment  revenue,  for new system  installations and modifications to existing systems at customer locations, is recognized as the product is shipped. For long-term contracts, equipment revenue is recognized under the percentage-of-completion method. Service revenue, which includes maintenance contract revenue and repairs, is recognized when the service has been completed.

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

Foreign currency translation

For translation of the financial statements of its United Kingdom operations, the Company has determined that the local currency is the functional currency. Assets and liabilities of foreign operations are translated at year-end exchange rates and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are made directly to the Cumulative Translation Adjustment component of Shareholders' Equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

Management estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Impact of recently issued accounting standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, which will be effective for the Company beginning November 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments, if any, it will report on.

Note 3:  Inventories

Inventories are as follows, at October 31:

                                             1997                       1996
                                         ------------             ------------
Finished goods                           $  3,374,000             $  4,757,000
Parts and components                        3,935,000                5,144,000
                                         ------------             ------------
                                            7,309,000                9,901,000
Less:  Inventory reserves                  (2,576,000)              (2,103,000)
                                         ------------             ------------

                                         $  4,733,000             $  7,798,000
                                         ============             ============

Note 4: Other assets

In July 1994, the Company acquired all of the issued share capital of Mercury Dealing Systems ("MDS"), a subsidiary of Mercury Communications Limited. MDS had been a distributor of the Company's products in the United Kingdom since 1987. The aggregate purchase price for the share capital of MDS was $4,634,000, inclusive of liabilities assumed. The acquisition was accounted for under the purchase method, whereby the excess of the purchase price over the fair value of the net assets acquired was $3,389,000, and was amortized over a ten-year period. On January 4, 1998, the Company decided that the future operations of the MDS business could not support the carrying value of the goodwill and therefore wrote-off the remaining net book value of $2.3 million. In addition, the Company will incur approximately $500,000 of costs in the first quarter of fiscal 1998 in connection with the restructuring of the MDS operation. See Note 6.

The following schedule reflects other assets at October 31:

                                                 1997                 1996
                                              ----------          -----------
MDS acquisition goodwill                                          $ 3,389,000
Other                                         $  208,000              399,000
                                              ----------          -----------
                                                 208,000            3,788,000
Less:  Accumulated amortization                  (15,000)          (1,029,000)
                                              ----------          -----------
                                              $  193,000          $ 2,759,000
                                              ==========          ===========


Note 5:  Short-term Debt

In January 1997, the Company borrowed $200,000 from the Company's Chief Executive Officer, payable on demand and bearing 9% interest. The loan was secured by a security interest in the Company's account receivables. On May 29, 1997, the Company repaid the amount borrowed in full, including interest of $6,855.

In May 1997, the Company entered into a Credit Agreement with the National Bank of Canada, (the "Credit Agreement"). The Credit Agreement provides a revolving loan and letter of credit facility of up to $4 million with interest rates (at the Company's option) of prime plus 1/4 percent or LIBOR plus 2 1/4 percent. The Company's obligations under the Credit Agreement are secured by a security interest in all of the assets of V Band Corporation and its domestic subsidiaries. The balance outstanding as of October 31, 1997 was $2,943,000. The prime rate was 8.5% at October 31, 1997. As a result of the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Agreement. On February 9, 1998, National Bank of Canada has waived the Company's failure to satisfy those covenants at October 31, 1997 and has amended them for fiscal year 1998. In addition, the interest rate, on the outstanding borrowings, has been modified to prime plus 2 percent effective February 1, 1998.

Note 6:  Commitments and contingencies

(a) Litigation

In October 1994, the Company commenced an action against Technical Telephone Systems, Inc. ("TTSI") in New York State Supreme Court, New York County, for minimum payments due to the Company in the amount of $650,000 under a distribution agreement between the Company and TTSI. In November 1994, TTSI filed a counterclaim against the Company denying all allegations stated in the Company's complaint and alleging a breach of good faith and fair dealing by the Company, claiming damages of $1 million. The Company has been in discussion with TTSI and believes that a settlement will be agreed upon in the near future, whereby both the claim and the counter claim will be nullified and will not have a material impact on the consolidated financial condition of the Company.

(b) Operating leases

The Company leases office and production space under leases expiring through 2005. Certain of these lease agreements provide the option for renewals and include escalations based on increases in certain costs. Future minimum annual rental payments under these leases are as follows:

            1998                              $1,084,000
            1999                                 810,000
            2000                                 574,000
            2001                                 449,000
            2002                                 224,000
         Thereafter                              148,000

Rent expense for the years ended 1997, 1996, and 1995 was $956,000, $1,007,000 and $1,152,000, respectively.

(c) Employment contracts

Subsequent to year-end, the Company entered into employment agreements with certain officers and employees that provide for compensation and other benefits upon change of control of the Company. The aggregate compensation to be paid under existing employment agreements is $393,000, and such future compensation has not been reflected in the accompanying consolidated financial statements. These agreements have an expiration date of January 1999.

(d) Management restructuring plan

On January 31, 1998, the Company established a plan to restructure its operations. The plans include consolidation of office space in New York and London and the centralization of administrative functions of the Company's United States service operations into its New York operation. In addition, the Company has reassigned several marketing and administrative staff to field sales support functions as a further effort to enhance revenues. As a result of this plan, the Company reduced the number of its employees from the October 31, 1997 level of 186 to 170 by the end of January 1998. The Company believes that the implementation of this plan will result in the inclusion of a $1 million charge in its results of operations for the first quarter of fiscal 1998.

Note 7:  Stock options

The Company has stock option plans that provide for the granting of options, at fair market value, to certain key employees and directors to acquire common stock of the Company.

The following is a summary of stock option transactions for the two years in the period ended October 31, 1997:

                                              Shares         Exercise Prices
                                              ------         ---------------
Shares under option - November 1, 1995        687,194     $ 2.00   to    $ 6.88
    Options granted                           358,700       1.88   to      2.63
    Options cancelled                        (169,637)      1.88   to      6.88
                                             --------
Shares under option - October 31, 1996        876,257       1.88   to      6.00
                                             --------
    Options granted                           180,000       1.44   to      1.75
    Options cancelled                        (117,506)      1.44   to      5.00
                                             --------
Shares under option - October 31, 1997        938,751       1.44   to      6.00
                                             ========

Options exercisable at:
    October 31, 1996                          634,393       1.88   to      6.00
                                             ========
    October 31, 1997                          648,151       1.88   to      6.00
                                             ========

The following table summarizes information about stock options outstanding at October 31, 1997:

                                      Options Granted              Options Exercisable
                         --------------------------------------  ----------------------
                                          Weighted    Weighted                 Weighted
Year         Range of       Number         Average     Average      Number     Average
 of         Exercise     Outstanding      Remaining   Exercise   Exercisable  Exercise
Grant        Prices       10/31/97      Life (Years)    Price      10/31/97      Price
-----        ------       --------      ------------    -----      --------      -----
 1989    $5.75 - $5.75     20,000            1.92       $ 5.75      20,000     $ 5.75
 1990    $2.50 - $4.88     58,369            2.59         3.88      58,369       3.88
 1991    $3.38 - $3.88     77,833            3.71         3.51      77.833       3.51
 1992    $4.00 - $6.00     92.900            4.82         4.38      92,900       4.38
 1993    $3.88 - $5.50     22,000            5.29         4.73      22,000       4.73
 1994    $4.33 - $5.63    134,867            6.15         4.83     134,867       4.83
 1995    $2.00 - $5.00     71,332            7.31         3.17      62,332       3.15
 1996    $1.88 - $2.63    303,450            8.43         1.98     179,850       1.98
 1997    $1.44 - $1.75    158,000            9.43         1.46          --         --
                          -------            ----       ------     -------     ------
                          938,751            6.86       $ 3.02     648,151     $ 3.59
                          =======            ====       ======     =======     ======

The estimated fair value of options granted during 1997 and 1996 was 1.75 per share and 1.88 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan. Had compensation costs for the Company's stock option plans and stock purchase plan been determined based on the fair value, at the option grant dates for awards, in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share for the years ended October 31, 1997 and 1996, would have been reduced to the pro forma amounts indicated in the following table:

Net income (loss) applicable to common shareholders:     1997             1996
                                                         ----             ----

                  As reported                          $ (8,512)         $  27

                  Pro forma                              (8,655)          (317)

Net income (loss) per common share and common share equivalent

                  As reported                          $  (1.58)         $  .01

                  Pro forma                               (1.60)           (.06)


The fair value of options granted under the Company's fixed stock option plans during 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of zero, expected volatility of approximately 42%, risk free interest rate of approximately 5.9%, and expected lives of option grants of approximately 8.6 years. Pro forma compensation cost related to shares purchased under the 1995 Incentive Stock Option Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects, SFAS 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

Note 8:  Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS109, deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. The valuation allowance reduces the deferred tax asset to the amount that management believes will ultimately be realized. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

As  of  October  31,  1997,   the  Company  had  available  net  operating  loss
carryforwards for tax return purposes of approximately $11,297,000 that begin to expire in 2011.

The income tax provision (benefit) consists of the following:

                                  1997                  1996                   1995
                                  ----                  ----                   ----
Current
    Federal                                       $                      $ (250,000)
    State and local                                      5,000
                                                  ------------           ----------
                                                         5,000             (250,000)
                                                  ------------           ----------
Deferred
    Federal                 $    658,000                                    520,000
    State and local               42,000                                     31,000
                            ------------          ------------           ----------
                                 700,000                                    551,000
                            ------------          ------------           ----------
                            $    700,000          $      5,000           $  301,000
                            ============          ============           ==========


The difference between the recorded income tax provision (benefit) and the income taxes computed by applying the statutory Federal income tax rate was the following:

                                                           1997               1996               1995
                                                       -----------        -----------        -----------
U.S. statutory rate applied to pretax
    income (loss) ..............................       $(2,657,000)       $    11,000        $(3,840,000)
Dividends received deduction and
    tax-exempt interest ........................                                                 (15,000)
Goodwill amortization ..........................           350,000            127,000            127,000
State and local taxes, net of federal
    tax benefit ................................          (385,000)             3,000           (641,000)
Increase(decrease) in valuation allowance
                                                         3,359,000           (208,000)         4,876,000
Reversal of current liability for taxes ........                                                (250,000)
Other, net .....................................            33,000             72,000             44,000
                                                       -----------        -----------        -----------
                                                       $   700,000        $     5,000        $   301,000
                                                       ===========        ===========        ===========

The net deferred income tax asset at October 31, 1997 and 1996 consists of the following:

Deferred tax assets(liabilities)                                            1997                   1996
                                                                        -----------          -----------
Capitalization of software development cost ...................         $                    $   (48,000)
Depreciation ..................................................             280,000              318,000
Amortization ..................................................             624,000              130,000
Inventory reserves ............................................           2,237,000              715,000
Accrued expenses ..............................................             190,000              321,000
Bad debt reserve ..............................................             169,000              177,000
State and local taxes, net of federal tax benefit .............           1,282,000              781,000
Net operating loss carry forwards .............................           3,841,000            3,027,000
Tax credits ...................................................                                   97,000
                                                                        -----------          -----------
                                                                          8,623,000            5,518,000
Valuation allowance ...........................................          (8,623,000)          (4,818,000)
                                                                        -----------          -----------
                                                                        $      --            $   700,000
                                                                        ===========          ===========

Note 9:  Segment information

(a) Significant customers

Morgan Guaranty Trust Company of New York and affiliates (including sales through its vendor, AT&T Solutions) accounted for 6%, 10% and 14% of the Company's sales in 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, the Chicago Board of Trade and its general contractor accounted for 10%, 21% and 13%, respectively, of the Company's sales. During 1997 The New York Mercantile Exchange accounted for 16% of the Company's sales.

(b) Foreign sales

In 1997, 1996 and 1995, foreign sales represent 37%, 29% and 36%, respectively, of consolidated sales and include the following geographical areas:


                                    1997                 1996                 1995
                                -----------          -----------         ------------
Pacific Rim                     $ 2,600,000          $ 1,900,000         $  1,900,000
Europe (including UK)             6,300,000            6,900,000            7,200,000
All others                        2,500,000              900,000            1,400,000
                                -----------          -----------         ------------
                                $11,400,000          $ 9,700,000         $ 10,500,000
                                ===========          ===========         ============

Note 10:  Capital transactions

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

(b) Employee stock purchase plan

Under the Company's 1986 Stock Purchase Plan (the "Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base salary to purchase shares of the Company's Common Stock at 85% of the market price. There are no charges or credits to income in connection with the Purchase Plan. The Company may terminate the Purchase Plan at any time.

Note 11:  Fourth quarter results

During the fourth quarters of 1997 and 1995, the Company recorded the following expense adjustments:

                                                   1997                   1995
                                              -----------            -----------
Inventory reserves and write-offs             $ 1,300,000            $ 2,300,000
Intangible asset write-off                      2,300,000                900,000
Cost of goods sold                                800,000
Deferred tax asset valuation allowance            700,000                600,000
Warranty reserves                                 200,000                300,000
Severance and other                               200,000                800,000
Allowance for doubtful accounts                   200,000

                                                                                                            Schedule VIII
                                           V BAND CORPORATION AND SUBSIDIARIES
                                            VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE YEARS ENDED OCTOBER 31, 1997, 1996, AND 1995


Column A                                Column B          Column C - Additions              Column D           Column E
--------                                --------          --------------------              --------           --------
                                                            (1)             (2)
                                       Balance at       Charged to       Charged to                             Balance at
                                       Beginning of      costs and         other                                  End of
Description                              Period          expenses         accounts           Deductions           Period
                                      --------------  --------------  --------------      -------------     ---------------
                                                                                                                <C<
Allowance for doubtful accounts

      October 31, 1997                 $  381,000      $   117,000                                              $   498,000

      October 31, 1996                 $  456,000      $   (53,000)                         $  22,000(a)        $   381,000

      October 31, 1995                 $  263,000      $   237,000                          $  44,000(a)        $   456,000


Inventory reserve

      October 31, 1997                 $2,103,000      $    473,000                                             $ 2,576,000

      October 31, 1996                 $2,144,000                                           $  41,000(c)        $ 2,103,000

      October 31, 1995                 $1,938,000      $   206,000                                              $ 2,144,000


Warranty reserve

      October 31, 1997                 $  343,000      $   589,000                          $ 659,000(d)        $   273,000

      October 31, 1996                 $  415,000      $   289,000                          $ 361,000(d)        $   343,000

      October 31, 1995                 $  189,000      $   607,000                          $ 381,000(d)        $   415,000


Reserve for Notes Receivable

      October 31, 1997                 $  110,000                                           $ 110,000(e)        $         0

      October 31, 1996                 $  110,000                                                               $   110,000

      October 31, 1995                 $  110,000                                                               $   110,000

Valuation allowance for deferred
income tax asset

      October 31, 1997                 $4,818,000      $ 3,805,000                                              $ 8,623,000

      October 31, 1996                 $5,026,000                                           $ 208,000           $ 4,818,000

      October 31, 1995                 $  150,000      $ 4,876,000                                              $ 5,026,000

(a)  Doubtful accounts written-off, net of cash recovered.

(b) Reserve balances acquired in connection with the acquisition of Mercury Dealing Systems at July 28, 1994.

(c)  Consumption of obsolete or slow moving inventory, which was reserved for in the prior year.

(d)  Warranty  labor  charges  combined  with  actual  cash  payments.

(e)  Note receivable written-off, net of cash received.