Form 10-Q
period 1998-01-31
V BAND CORPORATION
filed 1998-03-16
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended                January 31, 1998


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

The number of shares of Common Stock outstanding, as of January 31, 1998, was 5,412,591 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998




                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1.        Financial Statements

               Consolidated  balance sheets at January 31, 1998  (unaudited) and
                    October 31, 1997

               Consolidated  statements of operations for the three months ended
                    January 31, 1998 and 1997 (unaudited)

               Consolidated  statements of cash flows for the three months ended
                    January 31, 1998 and 1997 (unaudited)

               Notes to consolidated financial statements (unaudited)

Item 2.        Management's  Discussion and Analysis of Financial  Condition and
                    Results of Operations




SIGNATURES

                          V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         JANUARY 31, 1998 AND OCTOBER 31, 1997
                             (in 000's, except share data)

                                                               January 31,    October 31,
                                                                  1998           1997
                                                                --------      --------
          ASSETS                                              (unaudited)
Current Assets:
Cash and cash equivalents .................................     $    332      $    336
Accounts receivable, less allowance for doubtful
     accounts of $498 in 1998 and 1997 ....................        4,239         8,079
Inventories, net ..........................................        5,707         4,733
Prepaid expenses and other current assets .................          441           458
                                                                --------      --------
                         Total current assets .............       10,719        13,606
                                                                --------      --------

Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements .        9,527         9,539
Less: Accumulated depreciation and amortization ...........       (8,867)       (8,786)
                                                                --------      --------
                         Total fixed assets ...............          660           753
                                                                --------      --------

Other Assets ..............................................          185           193
                                                                --------      --------

     TOTAL ASSETS .........................................     $ 11,564      $ 14,552
                                                                ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term debt ...........................................     $  1,339      $  2,943
Accounts payable ..........................................        2,612         2,557
Accrued wages .............................................          951           894
Customer deposits .........................................        1,114           959
Other accrued expenses ....................................        1,716         1,102
                                                                --------      --------
                         Total  current liabilities .......        7,732         8,455
                                                                --------      --------

                          V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         JANUARY 31, 1998 AND OCTOBER 31, 1997
                             (in 000's, except share data)

                                                               January 31,    October 31,
                                                                  1998           1997
                                                                --------      --------
                                                              (unaudited)
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
     issued 7,131,913 .....................................           71            71
Capital in excess of par value ............................       19,922        19,872
Accumulated deficit .......................................       (4,592)       (2,270)
Cumulative translation adjustment .........................          199           192
                                                                --------      --------
                                                                  15,600        17,865
Less - Treasury stock, at cost; 1,719,322 shares...........      (11,768)      (11,768)
                                                                --------      --------
                              Total shareholders' equity...        3,832         6,097
                                                                --------      --------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 11,564      $ 14,552
                                                                ========      ========

                 See notes to consolidated financial statements

                          V BAND CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997 (unaudited)
                           (in 000's, except per share data)




                                                          1998           1997
                                                        --------        -------
Sales
       Equipment .................................       $ 3,228        $ 6,106
       Service ...................................         1,496          1,396
                                                        --------        -------
            Total sales ..........................         4,724          7,502
                                                         -------        -------

Cost of Sales
       Equipment .................................         2,423          3,769
       Service ...................................           986            946
                                                         -------        -------
            Total cost of sales ..................         3,409          4,715

            Gross profit .........................         1,315          2,787
                                                         -------        -------

Operating Expenses
       Selling, general and administrative .......         2,964          2,160
       Research and development ..................           602            795
                                                         -------        -------
            Total operating expenses .............         3,566          2,955
                                                         -------        -------

            Operating income (loss) ..............        (2,251)          (168)

Interest (Expense) Income ........................           (50)             3
Other Expense ....................................           (21)            (9)
                                                         -------        -------
            Net loss .............................       $(2,322)       $  (174)
                                                         =======        =======

Net loss per share ...............................       $  (.43)       $  (.03)
                                                         =======        =======

Weighted average number of shares of common
    stock and common stock equivalents ...........         5,413          5,328
                                                         =======        =======

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997 (unaudited)
                        (in 000's, except per share data)





                                                                      1998         1997
                                                                    -------      -------
Cash Flows from operating activities:
Net loss ......................................................     $(2,322)     $  (174)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation ..............................................         126          137
    Amortization of other assets ..............................           8          106
    Provision for doubtful accounts ...........................           3            3
    Waiver of Chairman's salary ...............................          50
    Changes in assets and liabilities:
        Accounts receivable ...................................       3,837          253
        Inventories ...........................................        (974)        (536)
        Prepaid expenses and other current assets .............          17          261
        Other assets ..........................................                       52
        Accounts payable and other current liabilities ........         881       (1,548)
        Foreign currency translation adjustment ...............           7          (40)
                                                                    -------      -------
            Net cash provided by (used in) operating activities       1,633       (1,486)
                                                                    -------      -------
Cash Flows from Investing Activities:
Capital expenditures ..........................................         (33)         (12)
                                                                    -------      -------
            Net cash used in investing activities .............         (33)         (12)
                                                                    -------      -------
Cash Flows from Financing Activities:
Proceeds from short-term debt .................................       5,800          200
Payments of short-tem debt ....................................      (7,404)
Proceeds from issuance of common stock ........................                        7
                                                                    -------      -------
            Net cash (used in) provided by financing activities      (1,604)         207
                                                                    -------      -------

Net decrease in cash and cash equivalents......................          (4)      (1,291)
Cash and cash equivalents, at beginning of period..............         336        2,258
                                                                    -------      -------
Cash and cash equivalents, at end of period....................     $   332      $   967
                                                                    =======      =======
Supplementary Disclosures:
Income taxes paid .............................................     $     4      $   156
                                                                    =======      =======
Interest paid .................................................     $    52      $   162
                                                                    =======      =======

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in 000's)

Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1997 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998 and all periods presented have been made.

Note B -- Significant accounting policies

Revenue recognition - Equipment revenue, for new system installations and modifications to existing systems at customer locations, is recognized as the product is shipped. For long-term contracts, equipment revenue is recognized under the percentage of completion method. Service revenue, which includes maintenance contract revenue and repairs, is recognized when the service has been completed.

Note C -- Inventories

Inventories are summarized as follows:

                                            January 31,   October 31,
                                              1998            1997
                                            -------         -------
               Finished goods .........     $ 3,601         $ 3,374
               Parts and components ...       4,650           3,935
                                            -------         -------
                                              8,251           7,309
               Less: Inventory reserves      (2,544)         (2,576)
                                            -------         -------
                                            $ 5,707         $ 4,733
                                            -------         -------


Note D -- Short-term debt

In May 1997, the Company entered into a Credit Agreement with National Bank of Canada, (the "Credit Agreement"). The Credit Agreement provides a revolving loan and letter of credit facility of up to $4 million with interest rates (at the Company's option) of prime plus 1/4 percent or LIBOR plus 2 1/4 percent. The Company's obligations under the Credit Agreement are secured by a security interest in all of the assets of V Band Corporation and its domestic subsidiaries. The prime rate was 8.5% at January 31, 1998. As a result of the

Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. On February 9, 1998, National Bank of Canada waived the Company's failure to satisfy those covenants at October 31, 1997 and has amended them for fiscal year 1998. In addition, the interest rate on the outstanding borrowings has been modified to prime plus 2 percent effective February 1, 1998.

Note E  -- Restructuring plan

On January 31, 1998, the Company established a plan to restructure its operations. The restructuring plan, involves consolidation of the Company's office space in New York and London, the restructuring of its operations, the establishment of a centralized customer service center and the reassignment of various marketing and administrative personnel to field sales support functions to open new sales and distribution channels. As a result of this plan, the Company has reduced its headcount from its October 31, 1997 level of 186 employees to 170 employees at January 31, 1998. Therefore, the Company recorded a $1,023 charge during the quarter ended January 31, 1998 relating to the restructuring plan.

Note F - Related party transaction

In the first quarter of 1998, the Chairman of the Company waived substantially all of his compensation accrued to him during the quarter. The Company has recorded such amount as compensation expense and a capital contribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                        (in 000's except per share data)

Results of Operations

Sales for the first quarter of 1998, ended January 31, 1998, of $4,724 were $2,778, or 37%, lower than the $7,502 reported in the first quarter of 1997. Equipment sales of $3,228 in the first quarter of 1998 decreased by $2,878, or 47%, from the equipment sales of $6,106 in the first quarter of 1997. Sales for the Company's core product decreased 6% from $3,542 in 1997 to $3,328 in 1998. The remaining decrease in equipment sales was primarily due to the decrease in sales of $2,564 for the Company's eXchange phone for which the Company had three large non-recurring contracts during the first quarter of 1997. Sales from the Company's service business increased to $1,496, or 7%, for the first quarter of 1998 from $1,396 for the first quarter of 1997. This increase was primarily due to a $203, or 18%, increase in the Company's maintenance sales due to an increase of customers serviced by the Company offset by a $104, or 38%, decrease in the Company's repair business primarily due to lower amount of repairs of the Company's older ViaX product line.

Gross profit margin for the first quarter of 1998 was 28% compared to 37% for the first quarter of 1997. The gross profit margin for the equipment sales was 25% in the first quarter of 1998 compared to 38% for the same period in 1997. The decrease in the gross profit margin for equipment sales was primarily attributable to the lower sales achieved in the first quarter not effectively absorbing the fixed manufacturing costs coupled with higher manufacturing variances which were attributable to lower production volumes and additional spare equipment required for several larger contracts. The gross profit margin for service sales was 34% for the first quarter of 1998 as compared to 32% for the same period in 1997. The increase was attributable to the increase in maintenance sales for the first quarter.

Operating expenses for the first quarter of 1998 were $3,566 or $611 higher than the $2,955 reported for the first quarter of 1997. The increase was primarily attributable to a $1,023 charge related to the Company's plan to restructure its operations. The plan includes consolidation of office space in New York and London and the centralization of administrative functions of the Company's United States service operation into its New York operation. In addition, the Company has reassigned several marketing and administrative staff to field sales support functions as a further effort to enhance revenues. As a result of this plan, the Company reduced the number of its employees from the October 31, 1997 level of 186 to 170 at January 31, 1998. Excluding this charge, operating expenses decreased by $412. This decrease was partially attributable to a decrease in research and development expenses as 1997 expenses included development of the second generation of the Company's eXchange phone. In addition, operating expenses for the Company's Licom subsidiary decreased by $232, which was attributable to the downsizing and relocation of its operations into the Company's corporate facility.

The net loss reported in the first quarter ended January 31, 1998 was $2,322, or $.43 per share, compared to a net loss of $174, or $.03 per share, for the first quarter of 1997. The loss was primarily attributable to the $1,023 non-recurring charge related to a restructuring plan coupled with the aforementioned decrease in sales for the first quarter of 1998. The average shares outstanding for the quarter ended January 31, 1998 increased to 5,413 versus 5,328 for the same period in 1997.

Financial Condition

The Company's aggregate of cash and cash equivalents was $332 at January 31, 1998, a decrease of $4 from the October 31, 1997 balance of $336. Accounts receivable decreased $3,837 primarily due to liquidation of various retainage balances on large customer contracts as well as a decrease in sales for the first quarter of 1998 as compared to fourth quarter of 1997. Short-term debt decreased $1,604 as a result of the liquidation of accounts receivable. Inventory increased $974 as a result of the aforementioned lower sales in the first quarter of 1998. Accrued expenses increased $614 primarily due to the Company's restructuring accrual of a $1,023.

The Company's loss for 1997 and the first quarter of 1998 had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch (the "Bank"). The Credit Agreement provided a $4 million credit facility to the Company secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. The Bank has waived the Company's failure to satisfy the financial covenants set forth in the Credit Agreement and has amended those covenants for fiscal year 1998. The Company's operations are dependant upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement which require an improvement in the results of the Company's operations for the remainder of 1998.

In the first quarter of 1998, the Chairman of the Company waived substantially all of his compensation accrued to him during the quarter. The Company has recorded such amount as compensation expense and a capital contribution.

                               V BAND CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 V BAND CORPORATION
                                                     (Registrant)



Date: March 16, 1998
                                              /s/ Thomas E. Feil
                                              ------------------
                                              Thomas E. Feil
                                              Chairman & Chief Executive Officer
                                              (Duly Authorized Officer)



Date: March 16, 1998
                                              /s/ Mark R. Hahn
                                              ----------------
                                              Mark R. Hahn
                                              Chief Financial Officer
                                              (Principal Accounting Officer)