Form 10-Q
period 1998-04-30
V BAND CORPORATION
filed 1998-06-15
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended                April 30, 1998
                                                          --------------

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

The number of shares of Common Stock outstanding, as of April 30, 1998, was 5,426,591 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1998




                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1.        Financial Statements

               Consolidated balance sheets at April 30, 1998 (unaudited) and October 31, 1997 Consolidated statements of operations for the three and six months ended April 30, 1998 and 1997 (unaudited)

               Consolidated statements of cash flows for the six months ended April 30, 1998 and 1997 (unaudited)

               Notes to consolidated financial statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           PART II. Other Information

Item 4.        Submission of Matters to a Vote of Security Holders

SIGNATURES

                           V BAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           APRIL 30, 1998 AND OCTOBER 31, 1997
                              (in 000's, except share data)

                                                               April 30,     October 31,
                                                                 1998            1997
                                                                --------      ---------
          ASSETS                                              (unaudited)
Current Assets:
Cash and cash equivalents .................................     $  1,576      $    336
Accounts receivable, less allowance for doubtful
     accounts of $237 in 1998 and $498 in 1997 ............        3,447         8,079
Inventories, net ..........................................        5,438         4,733
Prepaid expenses and other current assets .................          556           458
                                                                --------      --------
                         Total current assets .............       11,017        13,606
                                                                --------      --------
Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements .        9,599         9,539
Less: Accumulated depreciation and amortization ...........       (9,028)       (8,786)
                                                                --------      --------
                         Total fixed assets ...............          571           753
                                                                --------      --------

Other Assets ..............................................          176           193
                                                                --------      --------

     TOTAL ASSETS .........................................     $ 11,764      $ 14,552
                                                                ========      ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt ...........................................     $  1,973      $  2,943
Accounts payable ..........................................        2,953         2,557
Accrued wages .............................................        1,158           894
Customer deposits .........................................        1,577           959
Other accrued expenses ....................................        1,449         1,102
                                                                --------      --------
                         Total  current liabilities .......        9,110         8,455
                                                                --------      --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
     issued  7,145,913 in 1998 and 7,131,913 in 1997 ......     $     71            71
Capital in excess of par value ............................       19,981        19,872
Accumulated deficit .......................................       (5,845)       (2,270)
Cumulative translation adjustment .........................          215           192
                                                                --------      --------
                                                                  14,422        17,865
Less - Treasury stock, at cos; 1,719,322 shares............      (11,768)      (11,768)
                                                                --------      --------
                         Total shareholders' equity .......        2,654         6,097
                                                                --------      --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........     $ 11,764      $ 14,552
                                                                ========      ========

                     See notes to consolidated financial statements

                                V BAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1998 AND 1997 (unaudited)
                                 (in 000's, except per share data)

                                                  Three Months Ended           Six Months Ended
                                                       April 30,                   April 30,
                                                  1998          1997          1998          1997
                                                --------      --------      --------      --------
Sales
     Equipment ............................     $  3,453      $  8,104      $  6,681      $ 14,210
     Service ..............................        1,366         1,352         2,862         2,748
                                                --------      --------      --------      --------
         Total sales ......................        4,819         9,456         9,543        16,958
                                                --------      --------      --------      --------

Cost of Sales
     Equipment ............................        2,577         5,053         5,000         8,822
     Service ..............................        1,001           938         1,987         1,884
                                                --------      --------      --------      --------
         Total cost of sales ..............        3,578         5,991         6,987        10,706
                                                --------      --------      --------      --------

         Gross profit .....................        1,241         3,465         2,556         6,252
                                                --------      --------      --------      --------
Operating Expenses
     Selling, general and administrative ..        1,890         2,360         4,854         4,520
     Research and development .............          589           896         1,191         1,691
                                                --------      --------      --------      --------
         Total operating expenses .........        2,479         3,256         6,045         6,211
                                                --------      --------      --------      --------

         Operating income (loss) ..........       (1,238)          209        (3,489)           41

Interest Expense ..........................          (44)          (10)          (94)           (7)
Other (Expense) Income ....................           29             8             8            (1)
                                                --------      --------      --------      --------
         Net loss .........................     $ (1,253)     $    207      $ (3,575)     $     33
                                                ========      ========      ========      ========

Net loss per share ........................     $   (.23)     $    .04      $   (.66)     $    .01
                                                ========      ========      ========      ========

Weighted average number of shares of common
    stock and common stock equivalents ....        5,427         5,413         5,420         5,371
                                                ========      ========      ========      ========

                 See notes to consolidated financial statements

                               V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997 (unaudited)
                                            (in 000's)

                                                                          1998         1997
                                                                       --------      --------
Cash Flows from Operating Activities
    Net (loss) income ............................................     $ (3,575)     $     33
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation ..............................................          246           295
       Amortization of other assets ..............................           17           208
       Provision for doubtful accounts ...........................            6             6
       Waiver of Chairman's salary ...............................          100          --
       Changes in assets and liabilities:
           Accounts receivable ...................................        4,626        (1,614)
           Inventories ...........................................         (705)         (268)
           Prepaid expenses and other current assets .............          (98)          347
           Other assets ..........................................         --               8
           Accounts payable and other current liabilities ........        1,625        (1,122)
           Foreign currency translation adjustment ...............           23           (12)
                                                                       --------      --------
               Net cash provided by (used in) operating activities        2,265        (2,119)
                                                                       --------      --------
Cash Flows from Investing Activities
    Capital expenditures .........................................          (64)          (48)
                                                                       --------      --------
               Net cash used in investing activities .............          (64)          (48)
                                                                       --------      --------
Cash Flows from Financing Activities
    Proceeds from short-term debt ................................       10,794           200
    Payments of short-tem debt ...................................      (11,764)         --
    Proceeds from issuance of common stock .......................            9            97
                                                                       --------      --------
               Net cash (used in) provided by financing activities         (961)          297
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents .............        1,240        (1,870)
Cash and cash equivalents, at beginning of period ................          336         2,258
                                                                       --------      --------
Cash and cash equivalents, at end of period ......................     $  1,576      $    388
                                                                       ========      ========
Supplementary Disclosures
    Income taxes paid ............................................     $     16      $    156
                                                                       ========      ========
    Interest paid ................................................     $     94      $    162
                                                                       ========      ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in 000's)

Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1997 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and all periods presented have been made.

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

Note C -- Inventories

Inventories are summarized as follows:

                                                     April 30,         October 31,
                                                       1998               1997
                                                     -------            -------
Finished goods ...........................           $ 3,547            $ 3,374
Parts and components .....................             3,869              3,935
                                                     -------            -------
                                                       7,416              7,309
Less:  Inventory reserves ................            (1,978)            (2,576)
                                                     =======            =======
                                                     $ 5,438            $ 4,733
                                                     =======            =======

Note D  -- Short-term debt

In May 1997, the Company entered into a Credit Agreement with National Bank of Canada, (the "Credit Agreement"). The Credit Agreement provides a revolving loan and letter of credit facility of up to $4 million with an interest rate of prime plus 2 percent. The Company's obligations under the Credit Agreement are secured by a security interest in all of the assets of V Band Corporation and its domestic subsidiaries. The prime rate was 8.5% at April 30, 1998. Due to the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. On February 9, 1998,

National Bank of Canada waived the Company's failure to satisfy those covenants at October 31, 1997 and has amended them for fiscal year 1998. In addition, the interest rate on the outstanding borrowings has been modified to prime plus 2 percent effective February 1, 1998. The amended financial covenants were not satisfied for the three month period ended April 30, 1998. On June 4, 1998 the National Bank of Canada waived the Company's failure to satisfy those covenants at April 30, 1998 and has amended them for fiscal year 1998. The interest rate on the outstanding borrowings remains at prime plus 2 percent.

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

Note F - Related party transaction

In the six months ended April 30, 1998,  the Chairman of the Company waived $100
of  his  accrued   compensation.   The  Company  has  recorded  such  amount  as
compensation expense and a capital contribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        (in 000's except per share data)

Results of Operations

Sales for the second quarter of 1998, ended April 30, 1998, of $4,819 were $4,637, or 49%, lower than the $9,456 reported in the second quarter of 1997. Equipment sales of $3,453 in the second quarter of 1998 decreased by $4,651, or 57%, from the equipment sales of $8,104 in the second quarter of 1997. Sales for the Company's core product decreased 6% from $3,655 in 1997 to $3,453 in 1998. The remaining decrease in equipment sales was primarily due to the decrease in sales of $4,449 for the Company's eXchange phone for which the Company had three large contracts during the second quarter of 1997. Sales from the Company's service business increased to $1,366, or 1%, for the second quarter of 1998 from $1,352 for the second quarter of 1997. This increase was primarily due to a $98, or 9%, increase in the Company's maintenance sales due to an increase of customers serviced by the Company, offset by a $82, or 36%, decrease in the Company's repair business, primarily due to a lower amount of repairs of the Company's older ViaX product line.

Gross profit margin for the three and six months ended April 30, 1998 was 26% and 27% respectively as compared to 37% for both periods in 1997. Equipment gross profit margin for both the three and six months ended April 30, 1998 were 25% compared to 38% for both periods in 1997. The decrease in the gross profit margin for equipment sales was primarily attributable to an increase in distributor sales, which historically generate lower margins, and increased competition. The gross profit margin for service sales was 27% for the second quarter and 31% for the six months ended April 30, 1998 as compared to 31% for both periods in 1997. The decrease was partially attributable to a decrease in repair sales.

Operating expenses for the second quarter of 1998 were $2,479 or $777 lower than the $3,256 reported for the second quarter of 1997. The decrease reflects cost savings from the restructuring of the Company's operations. Operating expenses for the six months ended April 30, 1998 were $6,045, or a $166 decrease from the same period last year, including a $1,023 charge related to the Company's plan to restructure its operations. The plan includes consolidation of office space in New York and London and the centralization of administrative functions of the Company's United States service operation into its New York operation. In addition, the Company has reassigned several marketing and administrative staff to field sales support functions as a further effort to enhance revenues. As a result of this plan, the Company reduced the number of its employees from the October 31, 1997 level of 186 to 170 at January 31, 1998. Excluding this charge, operating expenses decreased by $1,190 for the six months ended April 30, 1998. This decrease was partially attributable to a decrease in research and development expenses as 1997 expenses included development of the second generation of the Company's eXchange phone. In addition, operating expenses for the Company's Licom subsidiary decreased by $390, which was attributable to the downsizing and relocation of its operations into the Company's corporate facility.

The net loss reported in the second quarter ended April 30, 1998 was $1,253, or $.23 per share, compared to net income of $207, or $.04 per share, for the second quarter of 1997. The net loss reported for the six months ended April 30, 1998 was $3,575, or $.66 per share, compared to net income of $33, or $.01 per share, for the same period in 1997. The second quarter loss was primarily attributable to lower gross margins and a decrease in sales. The loss for the six months ended April 30, 1998 includes a $1,023 non-recurring charge related to the restructuring plan. The average shares outstanding for the quarter ended April 30, 1998 increased to 5,427 versus 5,413 for the same period in 1997.

Financial Condition

The Company's aggregate of cash and cash equivalents was $1,576 at April 30, 1998, an increase of $1,240 from the October 31, 1997 balance of $336. Accounts receivable decreased $4,626 primarily due to the payment of retainage balances on several large customer contracts as well as a decrease in sales for the six months ended April 30, 1998 as compared to the same period in 1997. Short-term debt decreased $970 as a result of the liquidation of accounts receivable. Inventory increased $705 as a result of lower sales for the six months ended April 30, 1998. Accrued expenses increased $347 primarily due to the Company's restructuring accrual of $1,023.

The Company's loss for fiscal 1997 and the first six months of 1998 had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch (the "Bank"). The Credit Agreement provided a $4 million credit facility to the Company secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. The Bank has waived the Company's failure to satisfy the financial covenants set forth in the Credit
Agreement and has amended those covenants for fiscal year 1998. The amended financial covenants were not satisfied for the three-month period ended April 30, 1998. On June 4, 1998 the National Bank of Canada waived the Company's failure to satisfy those covenants at April 30, 1998 and has amended them for fiscal year 1998. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement which require an improvement in the results of the Company's operations for the remainder of 1998.

In the second quarter of 1998, the Chairman of the Company waived $100 of the compensation accrued to him during the quarter. The Company has recorded such amount as compensation expense and a capital contribution.

Part II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                The 1998 annual meeting of shareholders of the Company was held on May 11, 1998.

                The name of each director elected at the 1998 annual meeting of shareholders, and the number of votes cast for, against or withheld as to each such nominee is set forth below:



                          NAME                             FOR          WITHHELD
                          ----                             ---          --------

                      Thomas E. Feil                    4,612,165        171,744
                      Luke P. La Valle, Jr.             4,646,215        137,694
                      Thomas H. Lenagh                  4,645,715        138,194
                      Brian S. North                    4,646,215        137,694
                      A. Eugene Sapp, Jr.               4,646,215        137,694
                      J. Stephen Vanderwoude            4,646,215        137,694



                At the annual meeting, the shareholders voted to ratify the retention of Deloitte & Touche LLP as independent auditors for the 1998 fiscal year. The number of votes cast for, against or abstaining with respect to the retention of Deloitte & Touche LLP were:

                         FOR             AGAINST          ABSTAIN
                         ---             -------          -------

                      4,459,990          197,900          126,019


                 At the annual  meeting,  the  shareholders  voted to approve an amendment to the Company's Restated Certificate of Incorporation to effect the reverse stock split. The number of votes cast for, against or abstaining with respect to the Amendment were:

                         FOR             AGAINST          ABSTAIN
                         ---             -------          -------

                      3,270,087        1,507,742            6,080


Item 5.         Other Information

                The NASDAQ Stock Market, Inc. delisted the Company's common stock from the NASDAQ National Market effective with the close of business on May 20, 1998. In connection with that action, the NASDAQ Stock Market, Inc. determined that the Company would be unable to sustain compliance with the requirements for continued listing on the NASDAQ SmallCap Market over the long term. As a result of NASDAQ's determination, the Company elected not to effect the reverse stock split approved by the Company's shareholders.

V BAND CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          V BAND CORPORATION
                                               (Registrant)



Date:  June 12, 1998
                                          /s/ Thomas E. Feil
                                          ------------------
                                          Thomas E. Feil
                                          Chairman & Chief Executive Officer
                                          (Duly Authorized Officer)



Date:  June 12, 1998
                                          /s/ Robert O. Riiska
                                          --------------------
                                          Robert O. Riiska
                                          Chief Financial Officer