Form 10-Q
period 1998-07-31
V BAND CORPORATION
filed 1998-08-28
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended                July 31, 1998
                                                          --------------

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

The number of shares of Common Stock outstanding as of July 31, 1998 was 5,426,591 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998




                                TABLE OF CONTENTS


                          PART I. Financial Information                     Page
                          -----------------------------                     ----

Item 1.   Financial Statements

          Consolidated  balance  sheets at July 31,  1998  (unaudited)  and
          October 31, 1997 ................................................   1

          Consolidated  statements  of  operations  for the  three and nine
          months ended July 31, 1998 and 1997 (unaudited)..................   2

          Consolidated  statements  of cash flows for the nine months ended
          July 31, 1998 and 1997 (unaudited) ..............................   3

          Notes to consolidated financial statements (unaudited)...........   4

Item 2.   Management's  Discussion and Analysis of Financial  Condition and
                 Results of Operations ....................................   6


                      PART II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders .............   9

SIGNATURES ................................................................  10

                          V BAND CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1998 AND OCTOBER 31, 1997
                             (in 000's, except share data)

                                                                July 31,     October 31,
                                                                  1998          1997
                                                                --------      --------
          ASSETS                                               (unaudited)
Current Assets:
Cash and cash equivalents .................................     $    880      $    336
Accounts receivable, less allowance for doubtful
          accounts of $239 in 1998 and $498 in 1997 .......        2,208         8,079
Inventories, net ..........................................        4,669         4,733
Prepaid expenses and other current assets .................          445           458
                                                                --------      --------
                   Total current assets ...................        8,202        13,606
                                                                --------      --------
Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements .        9,518         9,539
Less: Accumulated depreciation and amortization ...........       (9,038)       (8,786)
                   Total fixed assets .....................          480           753
                                                                --------      --------
Other Assets ..............................................          167           193
                                                                --------      --------
          TOTAL ASSETS ....................................     $  8,849      $ 14,552
                                                                ========      ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt ...........................................     $    833      $  2,943
Accounts payable ..........................................        2,573         2,557
Accrued wages .............................................          838           894
Customer deposits .........................................        1,469           959
Other accrued expenses ....................................          990         1,102
                                                                --------      --------
                   Total  current liabilities .............        6,703         8,455
                                                                --------      --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
          issued 7,145,913 in 1998 and 7,131,913 in 1997 ..     $     71      $     71
Capital in excess of par value ............................       20,011        19,872
Accumulated deficit .......................................       (6,303)       (2,270)
Cumulative translation adjustment .........................          135           192
                                                                --------      --------
                                                                  13,914        17,865
Less Treasury stock, at cost; 1,719,322 shares ............      (11,768)      (11,768)
                                                                --------      --------
                   Total shareholders' equity .............        2,146         6,097
                                                                --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......     $  8,849      $ 14,552
                                                                ========      ========

                 See notes to consolidated financial statements

                                V BAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998 AND 1997 (unaudited)
                                 (in 000's, except per share data)


                                                   Three Months Ended          Nine Months Ended
                                                        July 31,                   July 31,
                                                ----------------------      ----------------------
                                                  1998          1997          1998          1997
                                                --------      --------      --------      --------
Sales
     Equipment ............................     $  2,669      $  5,407      $  9,352      $ 19,617
     Service ..............................        1,750         1,448         4,611         4,196
                                                --------      --------      --------      --------
         Total sales ......................        4,419         6,855        13,963        23,813
                                                --------      --------      --------      --------

Cost of Sales
     Equipment ............................        1,637         3,406         6,639        12,228
     Service ..............................        1,174           990         3,156         2,874
                                                --------      --------      --------      --------
         Total cost of sales ..............        2,811         4,396         9,795        15,102
                                                --------      --------      --------      --------

         Gross profit .....................        1,608         2,459         4,168         8,711
                                                --------      --------      --------      --------

Operating Expenses
     Selling, general and administrative ..        1,636         2,470         6,465         6,990
     Research and development .............          369           787         1,560         2,478
                                                --------      --------      --------      --------
         Total operating expenses .........        2,005         3,257         8,025         9,468
                                                --------      --------      --------      --------

         Operating loss ...................         (397)         (798)       (3,857)         (757)
Interest Expense ..........................          (55)          (19)         (135)          (15)
Other (Expense) Income ....................           (6)            3           (45)           (9)
                                                --------      --------      --------      --------
         Net loss .........................     $   (458)     $   (814)     $ (4,037)     $   (781)
                                                ========      ========      ========      ========

Net loss per share ........................     $   (.08)     $   (.15)     $   (.74)     $   (.15)
                                                ========      ========      ========      ========
Weighted average number of shares of common
    stock and common stock equivalents ....        5,427         5,413         5,421         5,385
                                                ========      ========      ========      ========

                 See notes to consolidated financial statements

                              V BAND CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997 (unaudited)
                                           (in 000's)

                                                                          1998          1997
                                                                       --------      --------
Cash Flows from Operating Activities
    Net loss .....................................................     $ (4,037)     $   (781)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation ..............................................          354           432
       Amortization of other assets ..............................         --             309
       Provision for doubtful accounts ...........................            9             2
       Waiver of Chairman's salary ...............................          140          --
       Changes in assets and liabilities:
           Accounts receivable ...................................        5,862          (782)
           Inventories ...........................................           64           596
           Prepaid expenses and other current assets .............           13           144
           Other assets ..........................................           26           (26)
           Accounts payable and other current liabilities ........          358        (3,957)
           Foreign currency translation adjustment ...............          (55)            6
                                                                       --------      --------
               Net cash provided by (used in) operating activities        2,734        (4,057)
                                                                       --------      --------
Cash Flows from Investing Activities
    Capital expenditures .........................................          (81)         (133)
                                                                       --------      --------
               Net cash used in investing activities .............          (81)         (133)
                                                                       --------      --------
Cash Flows from Financing Activities
    Proceeds from short-term debt ................................       14,080         3,032
    Payments of short-tem debt ...................................      (16,189)         (718)
    Proceeds from issuance of common stock .......................         --              97
    Debt issuance costs ..........................................         --            (105)
                                                                       --------      --------
               Net cash (used in) provided by financing activities       (2,109)        2,306
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents .............          544        (1,884)
Cash and cash equivalents, at beginning of period ................          336         2,258
                                                                       --------      --------
Cash and cash equivalents, at end of period ......................     $    880      $    374
                                                                       ========      ========
Supplementary Disclosures
    Income taxes paid ............................................     $     16      $    230
                                                                       ========      ========
    Interest paid ................................................     $    135      $    204
                                                                       ========      ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in 000's)

Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1997 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1998 and all periods presented have been made.

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

Note C -- Inventories

Inventories are summarized as follows:

                                            July 31,   October 31,
                                              1998         1997
                                            -------      -------

               Finished goods .........     $ 3,275      $ 3,374
               Parts and components ...       3,568        3,935
                                            -------      -------
                                              6,843        7,309
               Less: Inventory reserves      (2,174)     (2,5760
                                            -------      -------
                                            $ 4,669      $ 4,733
                                            =======      =======

Note D  -- Short-term debt

In May 1997, the Company entered into a Credit Agreement with National Bank of Canada, (the "Credit Agreement"). The Credit Agreement provides a revolving loan and letter of credit facility of up to $4 million with an interest rate of prime plus 2 percent. The Company's obligations under the Credit Agreement are secured by a security interest in all of the assets of V Band Corporation and its domestic subsidiaries. The prime rate was 8.5% at July 31, 1998. Due to the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. On February 9, 1998,

National Bank of Canada waived the Company's failure to satisfy those covenants at October 31, 1997 and has amended them for fiscal year 1998. In addition, the interest rate on the outstanding borrowings has been modified to prime plus 2 percent effective February 1, 1998. The amended financial covenants were not satisfied for the three month period ended April 30, 1998. On June 4, 1998 the National Bank of Canada waived the Company's failure to satisfy those covenants at April 30, 1998 and has amended them for fiscal year 1998. The Company satisfied the amended financial covenants for the three-month period ended July 31, 1998. The interest rate on the outstanding borrowings remains at prime plus 2 percent.

Note E  -- Restructuring plan

On January 31, 1998, the Company established a plan to restructure its operations. The restructuring plan involves consolidation of the Company's office space in New York and London, the restructuring of its operations, the establishment of a centralized customer service center and the reassignment of various marketing and administrative personnel to field sales support functions to open new sales and distribution channels. As a result of this plan, the Company has reduced its headcount from its October 31, 1997 level of 186 employees to 170 employees at January 31, 1998. The Company recorded a $1,023 charge during the quarter ended January 31, 1998 relating to the restructuring plan.

Note F - Related party transaction

In the nine months ended July 31, 1998, the Chairman of the Company waived $140 of his compensation. The Company has recorded such amount as compensation expense and a capital contribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except per share data)

Results of Operations

Sales for the third quarter of 1998, ended July 31, 1998, of $4,419 were $2,436, or 36%, lower than the $6,855 reported in the third quarter of 1997. Equipment sales of $2,669 in the third quarter of 1998 decreased by $2,738, or 51%, from the equipment sales of $5,407 in the third quarter of 1997. The decrease in equipment sales for the three months ended July 31, 1998 is primarily attributable to a significant number of large installations in the U K and the Northeast Region in 1997, as well as a reduction in sales at the Company's Licom subsidiary. Sales from the Company's service business increased to $1,750 for the third quarter of 1998, an increase of 21% compared to the third quarter of 1997. The increase was primarily due to a $257, or 21%, in the Company's maintenance sales due to an increase in customers serviced by the Company, and a $45, or 20%, increase in the Company's repair business due to an increase in out of warranty repairs.

Sales for the nine months ended July 31, 1998 of $13,963 were $9,850, or 41%, lower than the nine months reported in 1997. Equipment sales for the nine months ended July 31, 1998 decreased $10,265, or 52%, compared to the nine months ended July 31, 1997. Sales for the Company's core product decreased $3,252 and sales for the eXchange phone decreased $7,013, primarily due to three large contracts during the nine months ended July 31, 1997. The Company's service revenue for the nine months ended July 31, 1998 increased by $415 to $4,611, or 10%, compared to the nine months ended July 31, 1997. The increase compared to July 31, 1997 is attributable to an increase in maintenance revenue of $556, or 16%, which was partially offset by a reduction in repairs. The increase in maintenance revenue is attributable to an increase of customers serviced under maintenance contracts.

Gross profit margin for the three and nine months ended July 31, 1998 was 36% and 30% respectively as compared to 36% and 37% for the comparable periods in 1997. Equipment gross profit margin for the three and nine months ended July 31, 1998 was 39% and 29% respectively as compared to 37% and 38% for the comparable periods in 1997. The increase in the gross profit margin for equipment sales during the third quarter of 1998 was primarily attributable to a higher percentage of modifications to existing systems at customer locations, which historically generate higher margins than new system installations. The decrease in the gross profit margin for equipment sales during the nine months ended July 31, 1998 was primarily due to an increase in distributor sales, which historically generate lower margins, and increased competition. The gross profit margin for service sales was 33% for the third quarter and 32% for the nine months ended July 31, 1998 as compared to 32% for both periods in 1997. The increase for the third quarter was attributable to increased volume for both maintenance and repairs.

Operating expenses for the third quarter of 1998 were $2,005 or $1,252 lower than the $3,257 reported for the third quarter of 1997. The decrease reflects cost savings from the restructuring of the Company's operations. Operating expenses for the nine months ended July 31, 1998 were $8,025, or a $1,443 decrease from the same period last year, including a $1,023 charge related to the restructuring of the Company's operations. The Company consolidated office space in New York and London and centralized administrative functions of the Company's United States service operation into its New York operation. In addition, the Company has reassigned several marketing and administrative staff to field sales support functions as a further effort to enhance revenues. As a result of this plan, the Company reduced the number of its employees from the October 31, 1997 level of 186 to 170 at January 31, 1998. The employee headcount as of July 31, 1998 is 114 . Excluding the restructuring charge, operating expenses decreased by $2,466 for the nine months ended July 31, 1998. This decrease was partially attributable to a decrease in research and development expenses as 1997 expenses included development of the second generation of the Company's eXchange phone. In addition, operating expenses for the Company's Licom subsidiary decreased by $109, which was attributable to the downsizing and relocation of its operations into the Company's corporate facility.

The net loss reported in the third quarter ended July 31, 1998 was $458, or $.08 per share, compared to a net loss of $814, or $.15 per share, for the third quarter of 1997. The net loss reported for the nine months ended July 31, 1998 was $4,037, or $.74 per share, compared to a net loss of $781, or $.15 per share, for the same period in 1997. The third quarter loss was primarily attributable to a decrease in sales. The loss for the nine months ended July 31, 1998 includes a $1,023 non-recurring charge related to the restructuring . The average shares outstanding for the quarter ended July 31, 1998 increased to 5,427 versus 5,413 for the same period in 1997.

Financial Condition

The Company's aggregate of cash and cash equivalents was $880 at July 31, 1998, an increase of $544 from the October 31, 1997 balance of $336. Accounts receivable decreased $5,862 primarily due to the payment of retainage balances on several large customer contracts as well as a decrease in sales for the nine months ended July 31, 1998 as compared to the same period in 1997. Short-term debt decreased $2,059 as a result of the liquidation of accounts receivable.

The Company's loss for fiscal year 1997 and the first nine months of 1998 had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch (the "Bank"). The Credit Agreement provided a $4 million credit facility to the Company secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. The Bank has waived the Company's failure to satisfy the financial covenants set forth in the Credit
Agreement and has amended those covenants for fiscal year 1998. The amended financial covenants were not satisfied for the three-month period ended April 30, 1998. On June 4, 1998 the National Bank of Canada waived the Company's failure to satisfy those covenants at April 30, 1998 and has amended them for fiscal year 1998. The Company satisfied the financial covenants for the three-month period ended July 31, 1998. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement which require an improvement in the results of the Company's operations for the remainder of 1998.

In the nine months ended July 31, 1998, the Chairman of the Company waived $140 of his compensation. The Company has recorded such amount as compensation expense and a capital contribution.

Year 2000

The Company utilizes software and related technologies throughout its business that may be affected by the date change in the year 2000. System modifications or replacements are underway or planned which will make all computer systems at the Company compliant with the year 2000 requirement. Anticipated spending for these modifications will be expensed as incurred and is not expected to have a material impact on the Company's ongoing results of operations.

Part II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                The 1997 annual meeting of shareholders of the Company was held on May 11, 1998.

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

Item 6.         Exhibits and Reports on Form 8-K

               (a)  Exhibits
                10.16 Agreement dated May 28, 1998 between the Company and National Bank of Canada, New York Branch.

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



                                             V BAND CORPORATION
                                             ------------------
                                               (Registrant)



Date:  August 28, 1998
                                             /s/ Thomas E. Feil
                                             ------------------
                                             Thomas E. Feil
                                             Chairman & Chief Executive Officer
                                             (Duly Authorized Officer)



Date:  August 28, 1998
                                             /s/ Robert O. Riiska
                                             --------------------
                                             Robert O. Riiska
                                             Chief Financial Officer