Form 10-K
period 1998-10-31
V BAND CORPORATION
filed 1999-03-15
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998
                                             ----------------

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (No Fee Required)

             For the transition period from              to

                         Commission file number 0-13284

                               V BAND CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

             New York                                         13-2990015
             --------                                         ----------
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)

                  3 Westchester Plaza, Elmsford, New York 10523

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of Common Stock outstanding as of January 31, 1999 was 5,428,621 shares.

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of January 31, 1999 was $812,124.

* The Company has assumed that all of the outstanding shares were held by non-affiliates except for the shares beneficially owned by any officer or director of the Company who owns 1% or more of the Company's outstanding common stock and persons known by the Company beneficially to own 10% or more of the Company's outstanding common stock. The market value was based on the closing price of these shares on January 31, 1999.

Documents incorporated by reference

None.

                               V BAND CORPORATION
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998


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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

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

                                PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                                     PART I

Item 1.    Business

General

V Band Corporation (together with its subsidiaries, the "Company"), was incorporated in New York in 1977 and commenced business operations in 1980. It is a leading supplier of instant access voice communications systems. These systems include sophisticated software-based communications workstations, switching equipment, peripheral products, project management services, technical services and wide-area network (WAN) solutions. V Band's products and services are used worldwide primarily by financial services organizations for the trading of stocks, bonds and other financial instruments. Other applications include the mission critical communications requirements of the electric power industry and emergency service providers.

The largest share of the Company's sales is derived from the sale and servicing of voice trading systems to the financial services industry. Traders and dealers require instant access communication to a large constituency, including peers, customers, and market information providers. In contrast to conventional business telephone systems, voice trading systems utilize more network access lines than telephone handsets. Each workstation provides the user with immediate push button access to as many as 320 telephone lines along with a visual indication of the current operational status of each line. The Company's voice trading systems offer a distributed switching architecture (without a central controller) and full software control for ease of moves, additions, and changes. Other markets for these systems include communication control centers for utilities, government and military agencies, emergency service E9-1-1 dispatch centers and network operations.

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

During 1996, the Company established V Band Asian Partners, a strategic partnership with The Trade Wind Group, a long-time distributor of the Company's products based in Australia. V Band Asian Partners is an alliance of thirteen distributors whose marketing efforts and servicing capabilities are coordinated and supported by The Trade Wind Group. Through this partnership, the Company has improved its ability to capitalize on the growth in the Asian financial marketplace.

During 1995,  the Company  executed an agreement with the Chicago Board of Trade
(CBOT) for the sale and installation of a major trading floor communications system that includes approximately 1,700 custom-designed exchange floor telephones and various peripheral equipment in transactions valued, in aggregate, at approximately $9 million. The (CBOT) exchange phone system employs the same advanced technology base used in the Company's Broad Band DN switching architecture and Power Deck product line. The Company provided full installation services, including project management and cabling for the 9,000 line communication system. The project was completed in January 1998.

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

In January 1998, the Company established a plan to restructure its operations. The plan included consolidation of office space in New York and London and the centralization of the administrative functions of the Company's United States service operation into its New York operation. In addition, the Company reassigned several marketing and administrative staff to field sales support functions as a further effort to enhance revenues. As a result of this plan, the Company reduced the number of its employees from the October 31, 1997 level of 186 to 110 as of October 31, 1998.

In July 1998, the Company restructured the operations of its United Kingdom subsidiary, V Band PLC. An agreement with Siemens Corporation allowed the Company to outsource V Band PLC's service dispatch and spare parts inventory functions, further reducing operating costs while improving overall service levels and parts availability for V Band PLC's base of customers. The number of field service personnel was held constant. For the fiscal years ended October 31, 1998 and 1997, V Band PLC had sales of $5.3 and $7.1, respectively. At October 31, 1998, V Band PLC had 27 employees.

In October 1998, the Company signed a joint sales and marketing agreement with FORE Systems, Inc., a leading supplier of high bandwidth multimedia networking solutions. The agreement calls for the two firms to work together on the development and support of specific vertical markets for instant access voice/data networks and ATM-based solutions that enable multimedia LANs. In addition, FORE Systems and V Band have agreed to work collectively in the areas of compatibility testing, customer field trial, demonstrations and ongoing technical support.

Also in October 1998, the Company announced a strategic partnership agreement with Bosch Telecom, Europe's fourth largest telecommunications manufacturer. Through this agreement, V Band PLC has become the exclusive source for sales and service of both Bosch's and V Band's product line for financial services firms in the United Kingdom. In addition, the two companies will be combining technical resources to begin exploring additional joint solutions for voice, video and data as applied to the financial industry. The Company anticipates to receive revenues from sales of Bosch communications systems and accompanying service contract agreements in the first quarter of fiscal year 1999.

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

In 1995, the Company introduced BroadBand DN, the latest generation of its distributed digital switching system. BroadBand DN is built on a high-speed computing platform allowing direct connection to the digital facilities of the public network and providing digital connectivity to the desktop. The system's basic architecture allows for software feature enhancements and reduces the risk of future obsolescence. The administration software empowers the user with system control and configuration capability, allows diagnostic reporting, and eases the ability to perform moves, adds, and changes from a personal computer. The Company's digital trading consoles give the users access to all system lines, paperless button labeling and fully programmable loudspeaker monitoring of multiple lines simultaneously.

In 1995, the Company introduced DXi, a high-speed digital communications console. The DXi is fully compatible with the Company's BroadBand DN technology platform and employs the same base technology as the Power Deck. The Company also introduced its digital eXchange Phone, which was installed successfully at the Chicago Board of Trade. The eXchange Phone employs the technology base of the Power Deck product line and provides state-of-the-art communications designed specifically for the hectic and demanding environment of an exchange. The eXchange Phone was ergonomically designed to optimize trading floor space and maintain high efficiency for member firms.

In 1995, the Company developed the APL (Audio Processing Line) card, which increases the capacity of telephone lines that can be handled by each BroadBand DN node by combining the AP-ACC (Audio Processing-Analog Control Card) and ALC (Analog Line Card) cards into a single card. This card enables the Company to increase the capacity and use of card space in its backroom cabinets and racks. Also, a new speaker interface was developed which allows speakers to be dynamically programmed from the Power Deck and DXi consoles. The Company also developed advanced intercom features for its digital trading consoles and a speakerphone for its Power Deck trading console.

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

The GSM, which employs a one gigabit switch for information throughput, can support a trading floor with over 2,400 user consoles and delivers access to over 16,000 lines without system blocking. The Company installed GSM at several customer locations during 1996.

The WAN ONE product enables remote trading floor communication systems to operate as if they were located together. For example, traders in London can have instant, local access to lines in New York, Canada, or virtually anywhere in the world.

The PassPort Network Management Platform is a sophisticated UNIX-based suite of tools that control and maintain large systems in a cost-effective manner. True multi-tasking and simultaneous multi-user operations allow large system managers to effectively administer distributed trading systems across existing corporate LANs and WANs.

The Company's F.A.S.T. service enables service technicians to troubleshoot and perform moves, adds and changes (MACs) remotely through phone lines, thereby increasing system performance and serviceability.

In 1996, a second generation digital exchange floor phone product was developed that enables the use of up to eight handsets per phone. The Company believes that its products are well positioned to compete for business in the exchange floor marketplace.

In 1996, the Company introduced the Clarity Speaker System. The Clarity Speaker System allows traders and brokers to simultaneously monitor an unprecedented number of lines without the need for numerous individual speaker cube arrays. The Clarity Speaker System employs advanced digital signal processing and features that help users to more readily manage incoming communications in a high traffic environment while requiring minimal space at the trading desk. The Company also introduced a DXi hard-key button module that will enable its Power Deck and DXi trading consoles to support hard keys as well as softkeys, or a combination of both.

In 1997, the Company redesigned and enhanced the physical attributes of its Power Deck and DXi voice trading consoles to increase their visual appeal with end users. This redesign involved new faceplates, rounded streamlined edging and an all-new color scheme. In addition, the Company developed a full-duplex version of the Clarity speaker system and added numerous software enhancements to the feature set of its line of digital trading consoles.

In 1998, numerous software enhancements were introduced for the Company's Broad Band DN line of products. In addition, the Company finalized and deployed a full-duplex "open microphone" version of the Clarity Speaker System. This development allows hands-free monitoring of up to 24 lines simultaneously and offers various communications features and options.

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

During the years ended October 31, 1998, 1997 and 1996, the Company's annual research and development expenditures were $1.7 million, $3.6 million and $3.1 million or 9%, 12% and 9% of sales, respectively.

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

The Company utilizes a network of international distributors to deliver sales and service support in other global markets, such as Canada, the Pacific Rim, South America and Europe. To accommodate the increased activity level of global financial markets, V Band expanded its base of foreign distributors during 1996. At present, there are approximately 25 authorized V Band distributors worldwide, with new digital systems placed in emerging financial centers in Russia, Greece and South Africa. During 1996, V Band Corporation and Australia-based Trade Wind Group announced the formation of V Band Asian Partners, a strategic partnership to expand distribution channels for V Band's products in Pacific Rim countries. Licom uses direct and distributor sales, service, project management and maintenance in the United States and Canada, and uses independent distributors for international sales and service.

Sales to Morgan Guaranty Trust Company of New York and affiliates (including sales through its vendor, AT&T Solutions) represented 15%, 6% and 10% of sales in 1998, 1997 and 1996, respectively. Sales to the Chicago Board of Trade and its general contractor represented 8%, 10% and 21% of sales in 1998, 1997 and 1996, respectively. During 1998 and 1997 sales to The New York Mercantile Exchange accounted for 1% and 16% of the Company's sales.

Equipment sales, excluding Licom's ProMX, consisting of new systems installed and modifications to existing systems, in all markets, were $10.9 million, $24.4 million and $25.3 million, representing 58%, 79% and 77% of the Company's sales in 1998, 1997 and 1996, respectively. Licom sales represented 9%, 3% and 7% of the Company's sales in 1998, 1997 and 1996, respectively. Service sales, which consists of maintenance contract sales, support, service and miscellaneous repairs accounted for 33%, 18% and 16%, of sales during 1998, 1997 and 1996, respectively. The Company's Licom subsidiary operates from the Company's Elmsford, NY facility.

The Company's foreign sales for 1998, 1997 and 1996 were $7.7 million, $11.4 million and $9.7 million, or 42%, 37% and 29%, respectively, of total consolidated sales. For further information regarding foreign sales, see Note 9 -- Notes to Consolidated Financial Statements.

The Company's sales of systems for application in "non-financial" communications control centers of utilities, railroads and other "right-of-way" companies as well as E9-1-1 emergency service centers and government/military applications were, in the aggregate, 21%, 8% and 20% of the Company's sales for 1998, 1997 and 1996, respectively.

Manufacturing and Sources of Supply

During 1995, the Company restructured its manufacturing operations to reduce the cost of its products by out-sourcing the production of its printed circuit boards. As part of this restructuring, the Company significantly down-sized its production facility by relocating its operations, in July 1995, to a 15,000 square foot facility in Elmsford, New York, from its former 67,000 square foot leased facility in Yonkers, New York. The Elmsford facility houses the Company's purchasing, production control, final assembly, quality control, testing and repair operations.

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

While the Company believes that reduced equipment production volume has strained its relationships with many of its subcontractors and suppliers, the Company did not experience any significant delays in the delivery of material from either subcontractors or suppliers in 1998. Due to the overall decline in equipment revenue in 1998 and management's efforts to reduce the Company's investment in inventory, the Company substantially reduced new purchases and also rescheduled deliveries of goods previously ordered from its subcontractors and suppliers. To achieve more favorable economies of scale, an increasing number of components are currently sourced from single suppliers. There is, therefore, no assurance that, in the event of a supply shortage, such components will be readily available in the quality and quantity necessary to meet the Company's needs. In 1997, the Company experienced several delays in the delivery of product, primarily related to the production of Licom products. In accordance with industry practice, the Company seeks to maintain inventory in quantities sufficient to ship products within four to eight weeks of receipt of orders. This requires the Company to maintain a significant investment in inventory.

Patents

In 1994, the Company was granted a U.S. patent relating to the design of the Power Deck console system. In 1993, the Company was granted a U.S. patent relating to the design of the VIAX DN console system. In 1992, the Company received patents on its system digital switch architecture and its power supplies.

The Company believes that patent protection for its designs could enhance its ability to successfully market its product technology at reduced risk to competitors' imitation of the Company's products. However, no assurance can be given that any patent issued will effectively limit competition for the Company's products and the Company's protection of its market position through technological development has, to date, been derived primarily from the Company's ability to keep secret its proprietary information and knowledge. The unique design features of the Company's products may be susceptible to discovery by third persons who have access to such products. Technological changes in the telephone terminal equipment industry occur rapidly and new patents are constantly being issued for products sold in the industry. No assurance can be made that claims will not be brought against the Company alleging that the Company's products, or aspects thereof, infringe on competitors' patents. The Company has no such claims pending. The Company seeks to protect its proprietary rights to computer software through copyright, non-disclosure agreements and software licenses.

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

The Company's largest competitors in the United States and the United Kingdom are IPC Information Systems, Inc. ("IPCI") and British Telecom NA. The Company believes that these two markets, the United States and United Kingdom, comprise 60%-65% of the global market for the Company's products. The competitors in markets served by ProMX products are primarily RFL Technologies, Pulsar Technologies, the Centronics Division of NORTEL and ASEA Brown Boveri.

The Company believes that its primary competitive advantages are the quality and features of its products and its service and product support. While the Company is able to provide these advantages to all customers in the market places it serves, the relatively greater size of the Company's competitors has been perceived to be a competitive disadvantage for the Company.

Backlog

As of October 31, 1998, 1997 and 1996, the Company's backlog of purchase orders that management believes to be firm was $4.3 million, $3.8 million and $8.3 million, respectively. The Company expects to deliver all products and services from its October 31, 1998 backlog during fiscal 1999. The Company generally delivers large system configured products to customers within six to twelve weeks of its receipt of firm orders. Where the Company makes direct end-user installations, smaller to mid-sized system deliveries generally occur four to eight weeks from receipt of firm orders. Management does not believe that the Company's backlog is a meaningful indication of future sales.

Employees

As of October 31, 1998, the Company had 110 full-time employees, of whom 19 were product development and production personnel, 69 were sales, marketing and service support personnel, and 22 were administrative personnel. This compares to 186 at October 31, 1997 and 199 at October 31, 1996. The decrease from 1997 was primarily attributable to the Company's restructuring plan.

Many of the Company's employees are highly skilled, and the Company's success will depend, in part, on its ability to attract and retain such employees. None of the Company's employees are covered by a collective bargaining agreement; however, four employees of a wholly owned subsidiary of the Company, all of whom work in the Boston service center, are members of a local collective bargaining unit. The Company believes its relations with its employees are good.

                          Private Securities Litigation
                        Reform Act Safe Harbor Statement

When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect", estimate", project", "intend" and similar expressions are intended to identify forward looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others:
(i) the intense competition in the market places for the Company's products and services; (ii) the sensitivity of the Company's business to general economic conditions and the economic conditions of the industries which purchase the Company's products and services; (iii) the performance of the Company's suppliers and subcontractors; (iv) changes in accounting principles, policies, or guidelines; and (v) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, and prices. Additional factors are described in this Annual Report on Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 2.    Properties

The Company's executive offices, engineering, assembly, quality assurance, and repair business operations are located at a 15,000 square foot leased facility located at 3 Westchester Plaza, Elmsford, New York.

Leases for the Company's domestic sales and service support locations include approximately: 2,500 square feet located in New York City; 1,300 square feet located in Boston, Massachusetts; 2,600 square feet in Chicago, Illinois; and 983 square feet in San Francisco, California.

Licom's headquarters and operations were relocated in May of 1997 to the corporate headquarters.

As part of a plan to reduce and consolidate its office space, the Company has subleased its former 8,900 square foot sales office in New York City, has relocated its executive offices and engineering facilities to 3 Westchester Plaza, Elmsford, New York, and has signed a contract to assign the lease of a former 20,000 square foot production facility located 20 miles southeast of London.

Management believes that all of its facilities are in good condition and working order and have adequate capacity to meet its needs for the foreseeable future.

Item 3.    Legal Proceedings

In October 1994, the Company commenced an action against Technical Telephone Systems, Inc. ("TTSI") in New York State Supreme Court, Westchester County, for minimum payments due to the Company in the amount of $650,000 under a distribution agreement between the Company and TTSI. In November 1994, TTSI filed a counterclaim against the Company denying all allegations stated in the Company's complaint and alleging a breach of good faith and fair dealing by the Company, claiming damages of $1 million. The Company has been in discussions with TTSI and expects that a settlement of this proceeding will be concluded in the near future which will not have a material impact on the consolidated financial condition of the Company.

In June 1998, IEC Electronics Corp. ("IEC Electronics") commenced an action against the Company in New York State Supreme Court, Wayne County, asserting claims for the payment of $299,914 for products delivered to the Company, $186,385 for inventory having that value, $12,404 for materials and labor in work in progress, an unspecified amount for incidental expenses incurred in the storage, transportation and sale of inventory and work in progress, and an unspecified amount for the costs and disbursements of the action. The Company has filed an answer denying liability for the claims and asserting a counterclaim against IEC Electronics in an amount in excess of $500,000.

The Company is a party to other legal proceedings commenced against it by suppliers and former employees. The Company believes that none of these proceedings will have a material impact on the consolidated financial condition of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended October 31, 1998.

                                     Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

The Company's Common Stock is listed for quotation in the National Association of Securities Dealers OTC Bulletin Board under the symbol "VBAN". The following table shows the high and low closing bid prices for the Company's Common Stock during each of the fiscal quarters identified below. These bid prices were obtained from IDD Information Services. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commissions.

Fiscal 1998                                          High                Low
-----------                                          ----                ---

Fourth Quarter                                      $ .41              $ .13
Third Quarter                                       $ .38              $ .11
Second Quarter                                      $ .88              $ .25
First Quarter                                      $ 1.75              $ .63

Fiscal 1997                                          High                Low
-----------                                          ----                ---

Fourth Quarter                                     $ 2.44             $ 1.50
Third Quarter                                      $ 2.44             $ 1.38
Second Quarter                                     $ 2.00             $ 1.25
First Quarter                                      $ 2.50             $ 1.25

As of January 31, 1999, there were approximately 500 holders of record of the Company's Common Stock.

The Company has never paid a regular dividend on its shares, and does not anticipate paying dividends in the near future.

Under the terms of the Credit Agreement dated as of May 28, 1997, between the Company and National Bank of Canada, New York Branch, the Company is restricted from declaring or paying dividends if an event of default has occurred and is continuing thereunder.

Item 6.  Selected Financial Data

The selected financial data presented below have been derived from the audited financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                For the Year Ended October 31,

                                             1998          1997           1996          1995         1994
                                           --------      --------      --------     --------      --------
                                                         (in 000's, except per share data)
Sales ................................     $ 18,573      $ 31,081      $ 32,886     $ 29,351      $ 31,078

Income (loss) before cumulative effect
    of accounting change .............       (4,369)       (8,512)           27      (11,594)          627

Cumulative effect of accounting change           --            --            --           --         1,242
                                           --------      --------      --------     --------      --------
Net income (loss) per basic and
diluted common share .................     $ (4,369)     $ (8,512)     $     27     $(11,594)     $  1,869
                                           ========      ========      ========     ========      ========

Per share data:
    Income (loss) before cumulative
        effect of accounting change ..     $   (.81)     $  (1.58)     $    .01     $  (2.18)     $    .12
    Cumulative effect of accounting
        change .......................           --            --            --           --           .23
                                           --------      --------      --------     --------      --------
    Net income (loss) ................     $   (.81)     $  (1.58)     $    .01     $  (2.18)     $    .35
                                           ========      ========      ========     ========      ========

Weighted average number of basic and
    diluted common shares outstanding         5,423         5,372         5,323        5,322         5,311

Cash dividends per common share ......     $    .00      $    .00      $    .00     $    .00      $    .00

Working capital ......................     $  1,395      $  5,151      $ 10,619     $  9,622      $ 18,935

Total assets .........................     $  8,807      $ 14,552      $ 22,042     $ 21,212      $ 36,027

Shareholders' equity .................     $  1,920      $  6,097      $ 14,488     $ 14,398      $ 26,039

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As an aid to understanding the Company's operating results, the following table shows, for the periods indicated, the percentage relationship which each item bears to sales.

                                                   Fiscal Year Ended October 31,
                                                  ------------------------------
                                                   1998       1997        1996
                                                  ------      -----      ------
Sales
    Equipment ..............................        66.8 %     81.8%       84.2 %
    Service ................................        33.2       18.2        15.8
                                                  ------      -----      ------
Total sales ................................       100.0      100.0       100.0
Cost of sales
    Equipment(*) ...........................        73.8       59.2        69.0
    Service(*) .............................        67.8       76.7        62.2
                                                  ------      -----      ------
Total cost of sales ........................        68.6       74.3        59.7
                                                  ------      -----      ------
Gross Profit ...............................        31.4       25.7        40.3
Selling, general and administrative expenses        44.6       39.2        31.0
Research and development expenses ..........         9.2       11.5         9.5
                                                  ------      -----      ------
Operating loss .............................       (22.4)     (25.0)       (0.1)
                                                  ======      =====      ======
Net income (loss) ..........................       (23.5)%    (27.4)%       .01%
                                                  ======      =====      ======

*  Presented as a percentage of the related sales categories.

Sales

Sales for the year ended October 31, 1998 were $18.6 million, a $12.5 million, or 40% decrease from sales for 1997. The decline in 1998 sales was primarily due to a decrease in large exchange floor installations and a general decline in demand for the Company's products. Equipment sales, which include new equipment installations plus moves, adds, and changes for customers' existing systems, decreased by 51% from $25.4 million in 1997 to $12.4 million in 1998. Of this $13.0 million decrease, $7.0 million was attributable to a decline in large exchange floor installations and $6.0 million was attributable to a decrease in the sale of the Company's other products.

Sales in 1998 to non-financial customers (i.e., communication control centers for utilities, and government agencies, etc.) accounted for $4.0 million, or 21% of sales, a $1.5 million increase from 1997 non-financial customer sales. The increase was attributable to a $0.7 million increase in sales of the Company's Licom products and several specific sales of the Company's product in diverse applications in 1998.

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

Since the Company sells products to its foreign customers and distributors for U.S. dollars, it is unaffected by currency translations. The Company's United Kingdom operation primarily transacts sales in pounds sterling or US dollars. Those sales transacted in pound sterling were not materially impacted by foreign exchange rate fluctuations during 1998 or 1997.

Direct sales were $16.4 million, or 88% of total sales in 1998, as compared to $24.9 million and $28.4 million, or 80% and 86% of sales in 1997 and 1996, respectively.

Gross Profit Margins

Gross profit margins for 1998 and 1997 were 31% and 26% respectively. The equipment gross profit margin was 31% in 1998 as compared to 26% in 1997. The increase in equipment gross profit margins in 1998 was attributable to modifications to existing systems and Licom new systems installed representing a higher percentage of total equipment sales. In general, both of these types of sales generate higher gross profit margins than new installations of the Company's core products. The service gross profit margin increased to 32% in 1998 from 23% in 1997. This was primarily attributable to efficiencies gained as a result of the January 1998 restructuring, and new maintenance contracts entered into 1998.

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

Operating Expenses

Total operating expenses for 1998 decreased to $10.0 million, representing a 37% decrease from $15.8 million for 1997. Operating expenses as a percentage of sales were 54% in 1998 as compared to 51% in 1997. The selling, general and administrative expenses increase as a percentage of sales to 45% in 1998 from 39% in 1997 was attributable to a $1.0 million restructuring charge in 1998.

Total operating expenses for 1997 increased to $15.8 million, representing an 18% increase from $13.3 million for 1996. Operating expenses as a percentage of sales were 51% in 1997 as compared to 40% in 1996. The selling, general and administrative expenses increased as a percentage of sales to 39% in 1997 from 31% in 1996.

Selling, general and administrative costs for 1998 decreased $3.9 million to $8.3 million, or 32%, from $12.2 million in 1997. The decrease in selling, general and administrative expenses was primarily attributable to cost reductions initiated in the January 1998 restructuring program and the 1997 write-off of the remaining value of the goodwill of $2.3 million related to the Company's London operation.

Selling, general and administrative costs for 1997 increased $2 million to $12.2 million, or 20%, from $10.2 million in 1996. The increase in selling, general and administrative expense was primarily attributable to the Company writing off the remaining value of the goodwill of $2.3 million related to the Company's London operation.

Research and development expenses for 1998 of $1.7 million decreased $1.9 million, or 52% from $3.6 million in 1997. Research and development expenses as a percentage of sales decreased to 9% in 1998 as compared to 11% in 1997. The decrease is primarily due to the maturation of the Company's current product line and the suspension of development of a new generation product line.

Research and development expenses for 1997 of $3.6 million increased $.5 million, or 15%, from $3.1 million in 1996. Research and development expenses as a percentage of sales increased to 11% in 1997 as compared to 9% in 1996. The increase was primarily due to prototype and development expenses for specific customer contracts.

Other Income and Expense

Interest expense was $195,000 for 1998 and $80,000 in 1997, which was primarily due to the debt incurred related to the credit facility obtained by the Company in May 1997. No interest expense was reported in 1996.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates. During 1996, the Company reduced the deferred tax asset and valuation allowance by $208,000. During 1997, the Company increased the deferred tax asset and valuation allowance by $3,105,000 and $3,805,000 respectively. During 1998, the Company increased both the deferred tax asset and valuation allowance by $2,786,000. The total valuation allowance as of October 31, 1998 of $11,409,000 reduces the deferred tax asset to zero. The Company's 1998, 1997, and 1996 tax provisions of $0, $700,000, and $5,000, reflect effective tax rates of 0%, (9)%, and 16%, respectively.

Net Income (Loss) Per Basic and Diluted Common Share

For 1998, the Company recorded a net loss of $4.4 million or ($.81) per share, as compared to a net loss of $8.5 million or ($1.58) per share in 1997. The loss was primarily attributable to reduction in the overall sales level, partially offset by a reduction in operating expenses.

For 1997, the Company recorded a net loss of $8.5 million or ($1.58) per share, as compared to net income of $27,000 or $.01 per share in 1996. The loss was primarily attributable to the write-off of goodwill related to the Company's London operation, the write-down of spare and prototype inventory, the write-down of the Company's deferred tax asset, and a reduction in the Company's gross profit margin.

Liquidity and Capital Resources

The Company's cash at October 31, 1998 increased $.6 million, to $.9 million, compared to the $.3 million balance reported at October 31, 1997. Accounts receivable decreased $5.3 million, to $2.8 million in 1998 from $8.1 million in 1997 primarily due to retainage due on a large customer contract as of October 31, 1997, increased collection efforts, and a decline in the demand for the Company's products. Short-term debt decreased $1.5 million, and inventories decreased $.5 million.

The Company's cash at October 31, 1997 declined $2 million, to $.3 million, compared to the balances reported at October 31, 1996. Accounts receivable increased $1.4 million, to $8.1 million in 1997 from $6.7 million in 1996 primarily due to retainage due on a large customer contract. Other current liabilities (excluding short-term debt) decreased $2.1 million. Offsetting these items, short-term debt increased $2.9 million and inventory decreased $3.1 million.

The Company's working capital was $1.4 million as of October 31, 1998, a $3.8 million decrease from $5.2 million as of October 31, 1997. The reduction in working capital as of October 31, 1998 was primarily attributable to losses incurred by the Company.

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

The Company's losses for 1998 and 1997 have had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch (the "Bank") which expires on May 28, 2000. The Credit Agreement provides a $2 million credit facility to V Band Corporation secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations in the past, the Bank amended the financial covenants of the Credit Agreement. The amended financial covenants require, among other things, an improvement in the Company's results of operations during the second fiscal quarter of 1999 and a return to profitability commencing in the third fiscal quarter of 1999. There is no assurance that the Company will be able to satisfy these requirements.

The Company has no significant commitments for capital expenditures as of October 31, 1998.

Year 2000

The Company utilizes software and related technologies throughout its business that may be affected by the date change in the year 2000. Systems modifications or replacement are underway which are expected to make all computer systems at the Company compliant with the year 2000 requirement. A committee consisting of key employees from the engineering, IT, production, and finance and management functions established procedures for testing all Company products, software and vendors for year 2000 compliance. To date, major product lines have been tested and found to be year 2000 compatible. Vendors have been formally contacted and asked to certify that year 2000 issues will not interfere with delivery of goods or services. A contingency plan will be finalized after the results of all testing and vendor responses are received. The Company's financial software is supported by an independent firm which licenses its products and services to the Company. Although the vendor has certified that its applications are in compliance with the year 2000 requirements, full testing coupled with a visit to the vendor's facility are planned during the second quarter of 1999. In the event major problems are discovered, the Company expects that new software can be installed and tested during the year.

All applicable testing for year 2000 compliance is scheduled for completion by June 30, 1999, which the Company believes will leave sufficient time to resolve any problems that might be discovered. As most costs are associated with time spent by employees or vendors, the Company expects to incur less than $50,000 of costs for year 2000 compliance issues.

Although there can be no assurance that the Company, its vendors, third party providers of goods and services (utilities, telecommunications etc.) or the Company's customers will not discover year 2000 compliance problems, the Company is currently unaware of any that would have an adverse affect on its operations and financial conditions. Failure by the Company to identify and correct any year 2000 issues on a timely basis could result in lost revenues, increased operating expenditures, loss of customers coupled with related litigation expenses and a business interruption, any of which could have a material adverse effect on the Company's financial condition.

A contingency plan will be finalized after the results of all testing and vendor responses are received.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Although the Company currently invoices its customers in US dollars or UK pounds, exchange rates for these and other local currencies in countries where the Company may operate in the future may fluctuate in relation to the US dollar. Such fluctuations may have an adverse effect on the Company's earnings or assets when local currencies are exchanged for US Dollars. Any weakening of the value of such local currency against the US dollar could result in lower revenues and earnings for the Company. To date, gains and losses related to foreign currency transactions and foreign currency translation have not been material for the Company. Included in the Company's consolidated balance sheet at October 31, 1998 are net assets of the Company's United Kingdom subsidiary of $730,000.



Item 8.   Financial Statements and Supplementary Data

The response to this item is incorporated by reference to pages F-1 through F-12 and S-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Name                                          Age              Office Held
----                                          ---              -----------
Thomas E. Feil (1)                            57      Chief Executive Officer, Director
Thomas Hughes                                 39      President, Chief Operating Officer
Marc Teichman                                 57      Vice President - HR and Administration
Nicholas Nestora                              48      Vice President - Sales and Operations
Luke P. La Valle, Jr. (2)(3)                  56      Director
Thomas H. Lenagh (2)                          74      Director
Brian S. North (1)                            47      Director
Robert O. Riiska                              37      Chief Financial Officer
A. Eugene Sapp, Jr. (1)                       62      Director
J. Stephen Vanderwoude (2)(3)                 55      Chairman, Director

(1)  Member of stock option committee.
(2)  Member of audit committee.
(3)  Member of compensation committee.


There is no family relationship among any of the directors or executive officers of the Company. Information with respect to the directors and executive officers of the Company, based upon information furnished by them, is set forth below.

Thomas E. Feil served as Chairman of the Company from April 1985 to June 1998, as a Director since its inception and as Chief Executive Officer from April 1985 to August 1988 and from August 1993 to present. From the Company's inception until April 1985, Mr. Feil was President of the Company.

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

Robert O. Riiska was appointed Chief Financial Officer in May 1998. Mr. Riiska is employed by Morris-Anderson & Associates, Ltd., a management consulting firm retained by the Company in April 1998.

Marc Teichman was appointed Vice President of HR and Administration in May 1998. Mr. Teichman joined V Band in August 1996 as Director of Human Resources. Prior to joining V Band, Mr. Teichman was Vice President and Senior Consultant at Guidelines Management Consultants. Prior to his employment at Guidelines, he served as Vice President of Human Resources for Cunard Line and The Chas P. Young Company, a financial printer. Mr. Teichman also held various director level human resource positions with Hilt AG and The Hertz Corporation, where his last position was as Director of Personnel for Hertz Rent-A-Car.

Nicholas Nestora was appointed Vice President, Sales and Operations of V Band in May 1998. Previously, Mr. Nestora served the Company as Vice President of Field Operations from 1997 to 1998. Prior to joining V Band, he was Director of Operations at BT (British Telecom) North America, from 1989 to 1997.

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

J. Stephen Vanderwoude has served as Director of the Company since May 1994 and as Chairman since June 1998. Mr. Vanderwoude is currently Chairman and Chief Executive Officer of Madison River Telephone Company LLC. He was President, Chief Executive Officer and Director for Video Lottery Technologies in Atlanta, Georgia from 1994 to 1995. Prior to that, he was the President and Chief Operating Officer of Sprint Corporation's Local Telecommunication Division until September 1993. Prior to the merger of Sprint and Centel corporations in March 1993, Mr. Vanderwoude was President and a Director of Centel Corporation from 1988 and held various executive and management positions with Centel since 1971. Mr. Vanderwoude is a Director of First Midwest, a bank holding company.

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


Item 11.      Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal years ended October 31, 1998, 1997 and 1996 concerning the compensation of the Company's Chairman and Chief Executive Officer and each of its other executive officers whose salary and bonus for fiscal 1998 exceeded $100,000:

                                                                                               Long-term
                                                       Annual Compensation                 Compensation (1)
                                       ------------------------------------------------     ----------------
                                                                                              Securities
Name/                                                                     Other Annual        Underlying        All Other
Principal Position                     Year     Salary        Bonus       Compensation        Options (#)     Compensation (2)
------------------                     ----     ------        -----       ------------        ----------      --------------
Thomas E. Feil, (3)                    1998    $200,000    $        -          $     -                -       $       100
Chief Executive                        1997     200,000             -                -                -             1,627
Officer and Director                   1996     200,000             -                -                -             2,000

Thomas Hughes, (4)                     1998     150,000             -            6,000                -             1,500
President-                             1997     150,000             -            4,000           30,000             1,570
Chief Operating Officer                1996     150,000         2,000                -           90,000             1,500

Nicholas Nestora                       1998     132,000             -            6,000           40,000             1,320
Vice President-
Sales and Operations

-----------------
(1) Other than the Company's 401(k) Plan and its stock option and stock purchase plans, the Company does not have any long-term incentive plans and does not grant restricted stock awards.
(2) Includes amounts contributed by the Company under the Company's 401(k) Plan during the fiscal year and any additional discretionary annual contributions related to the prior fiscal year.
(3) Mr. Feil waived the receipt of $143,000 of his compensation during fiscal year 1998.
(4) Mr. Hughes is a party to an agreement with the Company which entitles him to receive approximately one year's compensation should there be a change of control of the Company during the term of his employment or within six months thereafter.

STOCK OPTIONS

The following tables summarize option grants during the fiscal year ended October 31, 1998 to the named officers and the value of the options held by such persons at the end of such fiscal year. None of the named officers exercised any stock options during the fiscal year ended October 31, 1998. The Company does not maintain any pension plans or any supplementary pension award plans.

Option Grants in Fiscal 1998
                                                                                                    Potential Realizable Value
                                                                                                    at Assumed Annual Rates of
                                                                                                    Stock Price Appreciation
                                                  Individual Grants                                      for Option Term
                        -----------------------------------------------------------------------------------------------------
                                              Percentage of
                            Number of         Total Options
                            Securities         Granted to
                            Underlying        Employees in        Exercise Price      Expiration
  Name                  Options Granted      Fiscal Year          (per share)           Date             5%              10%
  ----                  ---------------      -----------          -----------           ----            -------        ------
Marc Teichman                40,000               8.6%              $.25 - .50           2008           $ 1,212        $4,822
Nicholas Nestora             40,000               8.6%              $.25 - .50           2008           $   808        $3,572


Aggregate Option Exercises in Fiscal 1998 and Fiscal Year-end Option Value

                                                                                        Value of Unexercised In-the
                                                     Number of Unexercised Options           Money Options at
                                                               at FY-End                          FY-End
                                                    -------------------------------------------------------------------
                           Shares
                         Acquired on      Value
Name                      Exercise      Realized     Exercisable    Unexercisable     Exercisable     Unexercisable
----                      --------      --------     -----------    -------------     -----------     -------------
Thomas Hughes                -             -           130,567            15,000            -                -
Marc Teichman                -             -                 -            40,000            -                -
Nicholas Nestora             -             -                 -            40,000            -                -

During the year ended October 31, 1998, the Company reduced the exercise price of 145,567 of the above options to $.50 per share from original prices ranging from $1.44 to $4.75 per share.

COMPENSATION OF DIRECTORS

Each outside director of the Company is entitled to receive an annual director's fee of $7,500 plus $500 for each board meeting attended (up to a limit of six meetings per year), plus deferred cash compensation, payable upon termination of service as a director, in an amount equal to $2,000 for each year of service as a director. Pursuant to the Company's Stock Compensation Plan for Non-Employee Directors, each outside director may elect to have all or a portion of his compensation paid by the Company by means of the issuance of the Company's Common Stock in lieu of cash. Additionally, each director is reimbursed for out-of-pocket travel expenses incurred to attend a board meeting and may receive reasonable compensation for chairing any committee of the board. Outside directors also receive, upon election or re-election as a director, a grant of stock options under the Company's 1984 Stock Option Plan covering 2,000 shares of the Company's Common Stock, at an exercise price equal to the fair market value on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. La Valle, and Vanderwoude comprise the Compensation Committee. Messrs. Feil, North and Sapp comprise the Stock Option Committee. Messrs. La Valle, Lenagh and Vanderwoude comprise the Audit Committee. Mr. Feil is an officer and employee of the Company, but is not eligible to receive stock options while serving on the Stock Option Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's shares of Common Stock. Each director of the Company, each executive officer named in the executive compensation table and all directors and executive officers of the Company as a group, as of January 31, 1999.

                                                                    Number of Shares              Percentage of
                                                                   Beneficially Owned                  Class
                                                                   ------------------                  -----
Thomas E. Feil                                                            1,430,472 (1)                26.4%
3 Westchester Plaza, Elmsford, NY  10523

Thomas Hughes                                                               130,567 (2)                  *
3 Westchester Plaza, Elmsford, NY  10523

Luke P. La Valle, Jr.                                                        12,000 (2)                  *
50 Broad Street, Suite 1609, New York, NY  10004

Thomas H. Lenagh                                                             10,000 (2)                  *
6 Greenwich Office Park, Greenwich, CT 06831

Brian S. North                                                               25,000 (2)                  *
1400 Eleven Penn Center, Philadelphia, PA  19103

A. Eugene Sapp, Jr.                                                           8,000 (2)                  *
2101 West Clinton Ave., Huntsville, AL  35807

J. Stephen Vanderwoude                                                        8,000 (2)                  *
2316 Young Road, Southern Pines, NC  28388

All directors and executive officers as a group (10 persons)              1,624,039 (1)                29.9%

-------------------
* -  less than 1%

(1) Excludes 80,000 shares held in an irrevocable trust for Mr. Feil's daughter, over which Mr. Feil holds no voting or investment power.

(2) Includes shares that may be acquired upon exercise of options, which are currently exercisable or are exercisable within 60 days, as follows: Mr. Hughes, 130,567 shares; Mr. LaValle, 12,000 shares; Mr. Lenagh, 10,000 shares; Mr. North, 25,000 shares; Mr. Sapp, 8,000 shares; Mr. Vanderwoude, 8,000 shares; and all directors and executive officers as a group, 193,567 shares.


Item 13.     Certain Relationships and Related Transactions

During the year ended October 31, 1998, the Chief Executive Officer of the Company waived $143,000 of his compensation. The Company has recorded such amount as compensation expense and a capital contribution.

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1. Financial Statements:

                                   Description

Independent Auditors' Report
Consolidated Balance Sheets as of October 31, 1998 and 1997
Consolidated  Statements of Operations for the Years Ended October
    31, 1998, 1997 and 1996
Consolidated  Statements  of  Shareholders'  Equity  for the Years
    Ended October 31, 1998, 1997 and 1996
Consolidated  Statements of Cash Flows for the Years Ended October
    31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements



2. Financial Statement Schedule:

VIII Valuation and Qualifying Accounts S-1 All other schedules not listed above have been omitted because the information has been otherwise supplied in the financial statements or the notes thereto or they are not applicable, or the amounts are insignificant or immaterial.

                  (b)      Reports on Form 8-K:

                           None.

                  (c)      Exhibits:

                            3.1    Restated Certificate of Incorporation. (5)
                            3.2    Amended By-Laws. (1)
                            10.1 Lease dated April 22, 1988 between registrant and URBCO, Inc. for premises at 565 Taxter Road, Elmsford, New York. (3)
                            10.2 Amended and Restated 1982 Incentive Stock Option Plan, as amended. (10)
                            10.3 1984 Stock Option Plan adopted by Registrant on June 27, 1984, as amended. (7)
                            10.4 1986 Employee Stock Purchase Plan, as adopted by Registrant in December 1985, as amended.
                                   (7)
                            10.5 Rights Agreement, dated as of February 20, 1989 between the Company and Registrar & Transfer Company, as rights agent. (4)
                            10.6 Letter of Registrant to Thomas E. Feil dated August 29, 1989. (1)
                            10.7 Adoption of Non-Standardized Retirement Plan and Trust (401-K) dated January 1, 1989, as amended. (5)
                            10.8 Amendment dated October 14, 1991 to a lease dated April 22, 1988 between the Company and URBCO, Inc. for premises at 565 Taxter Road, Elmsford, New York. (7)

                            10.9   Second Amendment dated February 20, 1992 to a
                                   lease  dated  April  22,  1988   between  the
                                   Company and URBCO,  Inc.  for premises at 565
                                   Taxter Road, Elmsford, New York. (7)
                            10.10  Third Amendment dated May 28, 1993 to a lease
                                   dated April 22, 1988  between the Company and
                                   URBCO,  Inc. for premises at 565 Taxter Road,
                                   Elmsford, New York. (6)
                            10.11  Fourth  Amendment  dated  June  8,  1994 to a
                                   lease  dated  April  22,  1988   between  the
                                   Company and URBCO,  Inc.  for premises at 565
                                   Taxter Road, Elmsford, New York. (6)
                            10.12  Agreement  dated  July 1,  1992  between  the
                                   Company   and    California    Institute   of
                                   Technology. (9)
                            10.13  Share  Acquisition  Agreement  dated July 28,
                                   1994, relating to TR Financial Communications
                                   plc,  together  with Deed of  Covenant of the
                                   same date  between  the  Company  and Mercury
                                   Communications Limited. (8)
                            10.14  Stock   Compensation  Plan  for  Non-Employee
                                   Directors. (10)
                            10.15  Agreement  dated  May 28,  1997  between  the
                                   Company and National Bank of Canada, New York
                                   Branch. (11)
                            10.16  Agreement  dated  June 4,  1998  between  the
                                   Company and National Bank of Canada, New York
                                   Branch. (12)
                            10.17  Fifth  Amendment  dated  March 26,  1998 to a
                                   lease  dated  April  22,  1988   between  the
                                   Company  and  Taxter  Park   Associates,   as
                                   successor  in  interest to URBCO,  Inc.,  for
                                   premises at 565 Taxter  Road,  Elmsford,  New
                                   York. (13)
                            16     Letter   regarding   change   in   certifying
                                   accountant (3)
                            21     Subsidiaries
                            23.1   Consent of Deloitte & Touche LLP
                            27     Financial Data Schedules

                              Footnotes to Exhibits

               1. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1989, and incorporated herein by reference.
               2. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.
               3. Filed as an exhibit to the Company's Current Report on Form 8-K filed March 18, 1994, and incorporated herein by reference.
               4. Filed as an exhibit to the Company's registration statement on Form 8-A filed February 22, 1989, and incorporated herein by reference.
               5. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1990, and incorporated herein by reference.
               6. Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended October 31, 1994, and incorporated herein by reference.
               7. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1992, and incorporated herein by reference.
               8. Filed as an exhibit to the Company's Current Report on Form 8-K filed August 12, 1994, and incorporated herein by reference.
               9. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1994, and incorporated herein by reference.
              10. Filed as an exhibit to the Company's registration statement on Form S-8 filed November 29, 1996, and incorporated herein by reference.
              11. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1997, and incorporated herein by reference.
              12. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998, and incorporated herein by reference.
              13. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1998, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      V BAND CORPORATION

Dated:  March 12, 1999          By:  /s/Robert O. Riiska
                                     -------------------
                                     Robert O. Riiska, Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Thomas E. Feil and Robert O. Riiska his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                 Title                        Date
---------                                 -----                        ----
/s/ Thomas E. Feil          Chief Executive Officer and Director  March 12, 1999
------------------          (Principal Executive Officer)
Thomas E. Feil


/s/ Thomas Hughes           President and
-----------------           Chief Operating Officer               March 12, 1999
Thomas Hughes


/s/ Robert O. Riiska
---------------------       Chief Financial Officer (Principal    March 12, 1999
Robert O. Riiska            Financial and Accounting Officer)


/s/ Luke P. La Valle, Jr.   Director                              March 12, 1999
-------------------------
Luke P. La Valle, Jr.


/s/ Thomas H. Lenagh        Director                              March 12, 1999
--------------------
Thomas H. Lenagh


/s/ Brian S. North          Director                              March 12, 1999
-------------------
Brian S. North


/s/ A. Eugene Sapp, Jr.     Director                              March 12, 1999
-----------------------
A. Eugene Sapp, Jr.


/s/ J. Stephen Vanderwoude  Director                              March 12, 1999
--------------------------
J. Stephen Vanderwoude

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
V Band Corporation

We have audited the accompanying consolidated balance sheets of V Band Corporation and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of V Band Corporation and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations. The Company's operations are dependent upon the continued availability of funding under its bank credit agreement. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.






/s/DELOITTE & TOUCHE  LLP
-------------------------
DELOITTE & TOUCHE  LLP

Stamford, Connecticut
March 2, 1999

                               V BAND CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                    OCTOBER 31, 1998 AND 1997
                                  (in 000's, except share data)


                                                                           1998          1997
                                                                        --------       --------

      ASSETS
Current Assets:
Cash .............................................................      $    915       $    336
Accounts receivable, less allowance for doubtful
      accounts of $289 in 1998 and $498 in 1997 ..................         2,813          8,079
Inventories, net .................................................         4,241          4,733
Prepaid expenses and other current assets ........................           313            458
                                                                        --------       --------
                         Total current assets ....................         8,282         13,606
                                                                        --------       --------

Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements ........         7,811          9,539
Less: Accumulated depreciation and amortization ..................        (7,444)        (8,786)
                                                                        --------       --------
                         Total fixed assets ......................           367            753
                                                                        --------       --------

Other Assets .....................................................           158            193
                                                                        --------       --------

      TOTAL ASSETS ...............................................      $  8,807       $ 14,552
                                                                        ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt ..................................................      $  1,425       $  2,943
Accounts payable .................................................         2,434          2,557
Accrued wages ....................................................           842            894
Customer deposits ................................................         1,389            959
Other accrued expenses ...........................................           797          1,102
                                                                        --------       --------

                         Total  current liabilities ..............         6,887          8,455
                                                                        --------       --------

Commitments and Contingencies (Note 6)

                               V BAND CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                    OCTOBER 31, 1998 AND 1997
                                  (in 000's, except share data)


                                                                           1998          1997
                                                                        --------       --------

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
      issued 7,147,943 shares in 1998 and 7,131,913 shares in 1997            71             71
Capital in excess of par value ...................................        20,016         19,872
Deficit ................... ......................................        (6,639)        (2,270)
Cumulative translation adjustment ................................           240            192
                                                                        --------       --------

                                                                          13,688         17,865

Less  -  Treasury stock, at cost; 1,719,322 shares................       (11,768)       (11,768)
                                                                        --------       --------

                         Total shareholders' equity...............         1,920          6,097
                                                                        --------       --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $  8,807      $  14,552
                                                                        ========      =========

                           See notes to consolidated financial statements.

                              V BAND CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                               (in 000's, except per share data)



                                                           1998          1997          1996
                                                         --------      --------      --------
Sales
       Equipment ...................................     $ 12,415      $ 25,413      $ 27,703
       Service .....................................        6,158         5,668         5,183
                                                         --------      --------      --------
            Total sales ............................       18,573        31,081        32,886
                                                         --------      --------      --------

Cost of Sales
       Equipment ...................................        8,566        18,748        16,404
       Service .....................................        4,172         4,350         3,224
                                                         --------      --------      --------
            Total cost of sales ....................       12,738        23,098        19,628
                                                         --------      --------      --------

            Gross profit ...........................        5,835         7,983        13,258
                                                         --------      --------      --------

Operating Expenses
       Selling, general and administrative .........        8,287        12,188        10,189
       Research and development ....................        1,708         3,573         3,118
                                                         --------      --------      --------
            Total operating expenses ...............        9,995        15,761        13,307
                                                         --------      --------      --------

            Operating  loss ........................       (4,160)       (7,778)          (49)

Interest Expense ...................................         (195)          (80)
Other Income (Expense) .............................          (14)           46            81
                                                         --------      --------      --------
            Income (loss) before income taxes ......       (4,369)       (7,812)           32

Provision for Income Taxes .........................          700             5
                                                         --------      --------      --------

            Net income (loss) ......................     $ (4,369)     $ (8,512)     $     27
                                                         ========      ========      ========

Net income (loss) per basic and diluted common share     $   (.81)     $  (1.58)     $    .01
                                                         ========      ========      ========

Weighted average number of basic and diluted
    common shares outstanding ......................        5,423         5,372         5,323
                                                         ========      ========      ========

     See notes to consolidated financial statements

                                         V BAND CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                                      (in 000's)


                                                                   Capital in     Retained     Cumulative
                                                       Common     Excess of Par   Earnings    Translation   Treasury
                                                        Stock         Value       (Deficit)    Adjustment     Stock
                                                      --------      --------     --------      --------     --------
Balance, November 1, 1995 .......................     $     70      $ 19,776     $  6,215      $    105     $(11,768)

Net income ......................................                                      27
Translation adjustment ..........................           63
                                                      --------      --------     --------      --------     --------

Balance, October 31, 1996 .......................           70        19,776        6,242           168      (11,768)

Proceeds from employee
   stock purchase plan ..........................            1            96
Net loss ........................................                                  (8,512)
Translation adjustment ..........................           24
                                                      --------      --------     --------      --------     --------

Balance, October 31, 1997 .......................           71        19,872       (2,270)          192      (11,768)

Proceeds from employee
   stock purchase plan ..........................                          1
Waiver of Chief Executive Officer's compensation                         143
Net loss ........................................                                  (4,369)
Translation adjustment ..........................                                                    48
                                                      --------      --------     --------      --------     --------

Balance, October 31, 1998 .......................     $     71      $ 20,016     $ (6,639)     $    240     $(11,768)
                                                      ========      ========     ========      ========     ========


                 See notes to consolidated financial statements

                                         V BAND CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997 and 1996
                                                      (in 000's)

                                                                                 1998           1997           1996
                                                                               --------       --------       --------
Cash Flows from Operating Activities
    Net income (loss) ..................................................      $ (4,369)      $ (8,512)      $     27
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation ....................................................           443            566            742
       Amortization and write-off of other assets ......................            49          2,598            458
       Provision  (benefit) for doubtful accounts ......................           142            117            (53)
       Provision for inventory reserves ................................           334            473
       Deferred income taxes ...........................................                          700
       Waiver of Chief Executive  Officer's  compensation ..............           143
     Changes in assets
       and liabilities:
           Accounts receivable .........................................         5,124         (1,459)        (1,901)
           Inventories .................................................           158          2,592           (202)
           Prepaid expenses and other current assets ...................           145            222           (250)
           Other assets ................................................           (14)            74             (9)
           Accounts payable and other current liabilities ..............           (49)        (2,043)           740
           Foreign currency translation adjustment .....................            48             24             63
                                                                               --------       --------       --------
               Net cash provided by (used in) operating activities .....         2,154         (4,648)          (385)
                                                                              --------       --------       --------

Cash Flows from Investing Activities
    Sales of marketable securities .....................................                                         187
    Capital expenditures ...............................................           (57)          (209)          (284)
                                                                              --------       --------       --------
               Net cash used in investing activities ...................           (57)          (209)           (97)
                                                                              --------       --------       --------

Cash Flows from Financing Activities
    Debt issuance costs ................................................                         (105)
    Proceeds from employee stock purchase plan .........................             1             97
    Proceeds from short-term debt ......................................        17,321          9,007
    Payments of short-term debt ........................................       (18,840)        (6,064)
                                                                              --------       --------       --------
               Net cash provided by (used in) financing activities .....        (1,518)         2,935           --
                                                                               --------       --------      --------
Net increase (decrease) in cash ........................................           579         (1,922)          (482)
                                                                                                            --------
Cash at beginning of year ..............................................           336          2,258          2,740
                                                                              --------       --------       --------
Cash at end of year ....................................................      $    915       $    336       $  2,258
                                                                              ========       ========       ========
Supplementary Disclosures
    Income taxes paid ..................................................      $   --         $    384       $     65
                                                                              ========       ========       ========
    Interest paid ......................................................      $    195       $     61       $   --
                                                                              ========       ========       ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  The Company and basis of presentation

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon the Company's ability to return to profitablity and to maintain compliance with its amended bank covenants.

The Company has incurred recurring losses from operations. As a result of the Company's results of operations, the bank amended the financial covenants of the Credit Agreement (see Note 5).The amended financial covenants require, among other things, an improvement in the Company's results of operations during the second fiscal quarter of 1999 and a return to profitability commencing in the third fiscal quarter of 1999. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement and upon the ability of the Company to generate sufficient revenue to support such funding. The Company is presently seeking additional sales orders in order to improve the results of its operations. There is no assurance that the Company will be able to improve the results of its operations to satisfy the amended financial covenants.

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

Income (loss) per share

During 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options) outstanding.

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

Impact of recently issued accounting standards

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company is in the process of evaluating the new statements, which are effective for Fiscal 1999. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

Disclosure about Fair Value of Financial Instruments

The carrying value of the Company's credit facilities approximates fair value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral.

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the anticipated undiscounted operating cash flows generated by these assets are less than the assets' carrying value.

Note 3:  Inventories

Inventories are as follows, at October 31:

                                                   1998                 1997
                                               -----------          -----------
Finished goods .......................         $ 3,812,000          $ 3,374,000
Parts and components .................           3,339,000            3,935,000
                                               -----------          -----------
                                                 7,151,000            7,309,000
Less:  Inventory reserves ............          (2,910,000)          (2,576,000)
                                               -----------          -----------

                                               $ 4,241,000          $ 4,733,000
                                               ===========          ===========

Note 4: Other assets

In July 1994, the Company acquired all of the issued share capital of Mercury Dealing Systems ("MDS"), a subsidiary of Mercury Communications Limited. MDS had been a distributor of the Company's products in the United Kingdom since 1987. The aggregate purchase price for the share capital of MDS was $4,634,000, inclusive of liabilities assumed. The acquisition was accounted for under the purchase method, whereby the excess of the purchase price over the fair value of the net assets acquired was $3,389,000, and was being amortized over a ten-year period. During the year ended October 31, 1997, the Company decided that the future operations of the MDS business could not support the carrying value of the goodwill and therefore wrote-off the remaining net book value of $2.3 million to selling, general and administrative expense.

Note 5:  Short-term Debt

In May 1997, the Company entered into a Credit Agreement with National Bank of Canada (the "Credit Agreement"), which expires in May 2000. The Credit Agreement provided a revolving loan and letter of credit facility of up to $4 million. The Company's obligations under the Credit Agreement are secured by a security interest in all of the assets of V Band Corporation and its domestic subsidiaries. Under the terms of the Credit Agreement, the Company is restricted from paying dividends if an event of default has occurred and is continuing thereunder. Due to the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. On February 9, 1998, National Bank of Canada waived the Company's failure to satisfy those covenants at October 31, 1997 and amended the covenants for fiscal year 1998. In addition, the interest rate on the outstanding borrowings was modified to prime plus 2 percent effective February 1, 1998. The amended financial covenants were not satisfied for the three-month period ended April 30, 1998. On June 4, 1998, National Bank of Canada waived the Company's failure to satisfy those covenants at April 30, 1998 and amended the covenants for the remainder of fiscal year 1998. The Company satisfied the amended financial covenants for the three-month periods ended July 31, 1998 and October 31, 1998, but was in violation of a non-financial covenant as of October 31, 1998. As of October 31, 1998, the balance outstanding was $1,425,000 and the prime rate was 8%. On February 18, 1999, National Bank of Canada waived the non-financial covenant default, amended the financial covenants for all periods through expiration, and reduced the revolving loan and letter of credit facility to $2 million.

Note 6:  Commitments and contingencies

(a) Litigation
In October 1994, the Company commenced an action against Technical Telephone Systems, Inc. ("TTSI") in New York State Supreme Court, Westchester County, for minimum payments due to the Company in the amount of $650,000 under a distribution agreement between the Company and TTSI. In November 1994, TTSI filed a counterclaim against the Company denying all allegations stated in the Company's complaint and alleging a breach of good faith and fair dealing by the Company, claiming damages of $1 million. The Company has been in discussions with TTSI and believes that a settlement of this proceeding will be concluded in the near future pursuant to which both the claim and the counterclaim will be dismissed and will not have a material impact on the consolidated financial condition of the Company.

In June 1998, IEC Electronics Corp. ("IEC Electronics") commenced an action against the Company in New York State Supreme Court, Wayne County, asserting claims for the payment of $500,000 for products delivered to the Company, inventory, and an unspecified amount for incidental expenses and costs. The Company has filed an answer denying liability for the claims and asserting a counterclaim against IEC Electronics in an amount in excess of $500,000.

The Company is a party to other legal proceedings commenced against it by suppliers and former employees. The Company believes that none of these proceedings will have a material impact on the consolidated financial condition of the Company.

(b) Operating leases
The Company leases office and production space under leases expiring through 2005. Certain of these lease agreements provide the option for renewals and include escalations based on increases in certain costs. Future minimum annual rental payments under these leases for the years ended October 31 are as follows:


            1999                        $743,000
            2000                         527,000
            2001                         448,000
            2002                         224,000
            2003                          99,000
         Thereafter                      165,000

The Company has subleased one facility and has signed a contract to assign the lease of another facility. Future minimum payments of $1,300,000 relating to these facilities are included in the table above. The Company anticipates that the respective sublessee and assignee will actually make such payments.

Rent expense for the years ended 1998, 1997, and 1996 was $606,000, $956,000 and $1,007,000, respectively.

(c) Employment arrangements
In December 1998, the Company entered into employment agreements with certain officers and employees that provide for compensation and other benefits upon change of control of the Company. The aggregate compensation to be paid under these agreements is $365,000, and such future compensation has not been reflected in the accompanying consolidated financial statements. Agreements with aggregate compensation totaling $215,000 have an expiration date of December 31, 1999, while an agreement with compensation to be paid of $150,000 is in effect during the term of the officer's employment and six months thereafter.

During the year ended October 31, 1998, the Chief Executive Officer of the Company waived $143,000 of his compensation. The Company has recorded such amount as compensation expense and a capital contribution.

(d) Accounts payable

During the year ended October 31, 1998, the Company entered into arrangements with several vendors whereby each vendor agreed that the Company could satisfy all or a portion of its existing accounts payable balance by remitting periodic payments generally throughout fiscal year 1999. Certain of these arrangements contain provisions for the payment of interest.

Note 7:  Stock options

The Company has stock option plans that provide for the granting of options, at fair market value, to certain key employees and directors to acquire common stock of the Company. During the year ended October 31, 1998, the Company reduced the exercise price of 145,567 options to $.50 per share from original prices ranging from $1.44 to $4.75 per share. Such repricing has been reflected below.

The following is a summary of stock option transactions for the three years in the period ended October 31, 1998:

                                                Shares           Exercise Prices
                                                ------           ---------------
 Shares under option - November 1, 1995 .....  687,194      $   .50  to   $ 6.88
    Options granted ........................   358,700          .50  to     2.63
    Options cancelled ......................  (169,637)        1.88  to     6.88
                                              --------
Shares under option - October 31, 1996 .....   876,257          .50  to     6.00
    Options granted ........................   180,000          .50  to     1.75
    Options cancelled ......................  (117,506)        1.44  to     5.00
                                              --------
Shares under option - October 31, 1997 .....   938,751          .50  to     6.00
      Options granted ......................   462,933          .25  to      .75
      Options cancelled ....................                    .25  to     6.00
                                              (407,316)
                                              --------
Shares under option -October 31, 1998 ......   994,368          .25  to     6.00
                                              ========
Options exercisable at:
      October 31, 1997 .....................   648,151      $   .50  to   $ 6.00
                                              ========
      October 31, 1998 .....................   663,435          .25  to     6.00
                                              ========


The following table summarizes information about stock options outstanding at October 31, 1998:

                                               Options Granted                       Options Exercisable
                                 -------------------------------------------     ---------------------------
                                                    Weighted     Weighted                        Weighted
    Year         Range of             Number        Average       Average            Number       Average
     of          Exercise          Outstanding     Remaining     Exercise         Exercisable    Exercise
   Grant          Prices            10/31/98      Life (Years)     Price           10/31/98        Price
-----------------------------    -------------------------------------------     ---------------------------

    1989      $5.75 - $5.75            20,000          .92       $ 5.75               20,000        $ 5.75
    1990         .50 - 4.00            31,202         1.74         3.12               31,202          3.12
    1991         .50 - 3.88            70,633         2.70         3.50               70,633          3.50
    1992         .50 - 6.00            79,350         3.71         4.75               79,350          4.75
    1993       3.88 - 5.50             10,000         4.53         4.08               10,000          4.08
    1994         .50 - 5.13            81,234         5.18         4.45               81,234          4.45
    1995         .50 - 5.00            71,666         6.35         2.74               71,666          2.74
    1996         .50 - 2.63           239,850         7.39         1.44              239,850          1.44
    1997         .50 - 1.75            86,500         8.43         1.16               59,500          1.27
    1998        .25 - .75             303,933         9.37          .47                    -          -
                                      =======         ====        =====              =======         =====
                                      994,368         6.87       $ 2.04              663,435        $ 2.80
                                      =======         ====       ======              =======        ======

All stock options become exercisable upon a change of control, as defined.

The estimated fair value of options granted during 1998, 1997, and 1996 was $.33 per share, $1.75 per share, and $1.88 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan. Had compensation costs for the Company's stock option plans and stock purchase plan been determined based on the fair value, at the option grant dates for awards, in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share for the years ended October 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated in the following table:

Net income (loss) applicable to common shareholders:

                                              1998           1997         1996
                                           --------       --------      ------
         As reported                       $ (4,369)      $ (8,512)     $   27
         Pro forma                           (4,520)        (8,655)       (317)

Net income (loss) per common share and common share equivalent

         As reported                       $   (.81)      $  (1.58)     $  .01
         Pro forma                             (.83)         (1.60)       (.06)



The fair value of options granted under the Company's fixed stock option plans during 1998 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of zero, expected volatility of approximately 49%, risk free interest rate of approximately 5.5%, and expected lives of option grants of 10 years. Pro forma compensation cost related to shares purchased under the 1995 Incentive Stock Option Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects.

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

As  of  October  31,  1998,   the  Company  had  available  net  operating  loss
carryforwards for tax return purposes of approximately $18,322,000 that begin to expire in 2011.

The income tax provision (benefit) consists of the following:

                                                1997                 1996
                                              ---------            --------
Current
    Federal .............................                         $
    State and local .....................                             5,000
                                                                  ---------
                                                                      5,000
Deferred                                                          ---------
    Federal .............................     $ 658,000
    State and local .....................        42,000
                                              ---------
                                                700,000
                                              ---------
                                              $ 700,000            $  5,000
                                              =========            ========

The difference between the recorded income tax provision (benefit) and the income taxes computed by applying the statutory Federal income tax rate was the following:

                                                 1998            1997             1996
                                            -----------      -----------      -----------

U.S. statutory rate applied to pretax
    income (loss) .....................     $(1,478,000)     $(2,657,000)     $    11,000
Dividends received deduction and
    tax-exempt interest
Goodwill amortization .................                          350,000          127,000
State and local taxes, net of federal
    tax benefit .......................                         (385,000)           3,000
Increase (decrease) in valuation
    allowance .........................       1,438,000        3,359,000         (208,000)
Reversal of current liability for taxes
Other, net ............................          40,000           33,000           72,000
                                            -----------      -----------      -----------
                                            $      --        $   700,000      $     5,000
                                            ===========      ===========      ===========

The net deferred income tax asset at October 31, 1998 and 1997 consists of the following:


Deferred tax assets(liabilities)                           1998              1997
--------------------------------                       ------------      ------------
Depreciation ....................................     $    354,000      $    280,000
Amortization ....................................          712,000           624,000
Inventory reserves ..............................        2,266,000         2,237,000
Accrued expenses ................................          114,000           190,000
Bad debt reserve ................................           82,000           169,000
State and local taxes, net of federal tax benefit             --           1,282,000
Net operating loss carry forwards ...............        7,881,000         3,841,000
                                                      ------------      ------------
                                                        11,409,000         8,623,000
Valuation allowance .............................      (11,409,000)       (8,623,000)
                                                      ------------      ------------
                                                      $          -      $          -
                                                      ============      ============

Note 9:  Segment information

(a) Significant customers

Morgan Guaranty Trust Company of New York and affiliates (including sales through its vendor, AT&T Solutions) accounted for 15%, 6% and 10% of the Company's sales in 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, the Chicago Board of Trade and its general contractor accounted for 8%, 10% and 21%, respectively, of the Company's sales. During 1997, The New York Mercantile Exchange accounted for 16% of the Company's sales.

(b) Foreign sales

In 1998, 1997 and 1996, foreign sales represent 41%, 37% and 29%, respectively, of consolidated sales and include the following geographical areas:

                                                1998                 1997                 1996
                                            -----------          -----------         ------------
Pacific Rim                                 $ 1,500,000          $ 2,600,000         $  1,900,000
Europe (including UK)                         5,300,000            6,300,000            6,900,000
All others                                      900,000            2,500,000              900,000
                                            -----------          -----------         ------------

                                            $ 7,700,000         $ 11,400,000         $  9,700,000
                                            ===========         ============         ============

Note 10:  Capital transactions

 (a) Stock rights plan

On February 20, 1989, the Board of Directors of the Company adopted a common share purchase rights plan and declared a dividend distribution of one common share purchase right (the "Right") on each of its common shares to shareholders of record on March 7, 1989. Each Right will entitle the registered holder to purchase from the Company one outstanding common share, par value $.01 per share, at a purchase price of $45.00 per share, subject to anti-dilutive adjustments (the "Purchase Price"). The Rights generally become exercisable if a person or group acquires, or tenders for, 20% or more of the Company's common shares. In such event, the holder of a Right will have the right to receive, upon exercise of the Right at the then current Purchase Price, a number of common shares with a total market value of two times the Purchase Price. The Rights expired on February 19, 1999.

(b) Employee stock purchase plan

Under the Company's 1986 Stock Purchase Plan (the "Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base salary to purchase shares of the Company's Common Stock at 85% of the market price. There are no charges or credits to income in connection with the Purchase Plan. In January 1999, the Company discontinued the Purchase Plan for periods after December 31, 1998.

Note 11:  Employee 401(K) Savings Plan

The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. Contributions to the plan in 1998, 1997 and 1996 were $39,000, $40,000 and $49,000, respectively.

Note 12:  Fourth quarter results

During the fourth quarter of 1997 the Company recorded the following expense adjustments:

Inventory reserves and write-offs                                $ 1,300,000
Intangible asset write-off                                         2,300,000
Cost of goods sold                                                   800,000
Deferred tax asset valuation allowance                               700,000
Warranty reserves                                                    200,000
Severance and other                                                  200,000
Allowance for doubtful accounts                                      200,000

                                                                                                                      Schedule VIII
                                           V BAND CORPORATION AND SUBSIDIARIES
                                            VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE YEARS ENDED OCTOBER 31, 1998, 1997, AND 1996


Column A                                Column B           Column C - Additions                 Column D                 Column E
--------                                --------           --------------------                 --------                 --------
                                                              (1)           (2)
                                       Balance at        Charged to      Charged to                                     Balance at
                                       Beginning of       costs and         other                                         End of
Description                              Period           expenses        accounts            Deductions                  Period
-----------                              ------           --------        --------            ----------                  ------
Allowance for doubtful accounts
      October 31, 1998              $     498,000       $   142,000                        $    351,000 (a)         $        289,000

      October 31, 1997              $     381,000       $   117,000                                                 $        498,000

      October 31, 1996              $     456,000       $   (53,000)                       $     22,000 (a)         $        381,000

Inventory reserve
      October 31, 1998              $   2,576,000       $   334,000                                                 $      2,910,000

      October 31, 1997              $   2,103,000       $   473,000                                                 $      2,576,000

      October 31, 1996              $   2,144,000                                          $     41,000 (b)         $      2,103,000

Warranty reserve
      October 31, 1998              $     273,000       $   247,000                        $    386,000 (c)         $        134,000

      October 31, 1997              $     343,000       $   589,000                        $    659,000 (c)         $        273,000

      October 31, 1996              $     415,000       $   289,000                        $    361,000 (c)         $        343,000

Reserve for Notes Receivable
      October 31, 1997              $     110,000                                          $    110,000 (d)

      October 31, 1996              $     110,000                                                                   $        110,000

Valuation allowance for deferred
income tax asset
      October 31, 1998              $   8,623,000                         $  2,786,000                              $     11,409,000

      October 31, 1997              $   4,818,000       $   700,000       $  3,105,000                              $      8,623,000

      October 31, 1996              $   5,026,000                                          $    208,000             $      4,818,000

(a) Doubtful accounts written off, net of cash recovered.
(b) Consumption of obsolete or slow moving inventory, which was reserved for in the prior year.
(c) Warranty labor charges combined with actual cash payments.
(d) Note receivable written off, net of cash received.