Form 10-K/A
period 1998-10-31
V BAND CORPORATION
filed 1999-03-17
CIK 731181

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

The Company's foreign sales for 1998, 1997 and 1996 were $7.7 million, $11.4 million and $9.7 million, or 41%, 37% and 29%, respectively, of total consolidated sales. For further information regarding foreign sales, see Note 9 -- Notes to Consolidated Financial Statements.

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

                                                   Fiscal Year Ended October 31,
                                                  ------------------------------
                                                   1998       1997        1996
                                                  ------      -----      ------
Sales
    Equipment ..............................        66.8 %     81.8%       84.2 %
    Service ................................        33.2       18.2        15.8
                                                  ------      -----      ------
Total sales ................................       100.0      100.0       100.0
Cost of sales
    Equipment(*) ...........................        69.0       73.8        59.2
    Service(*) .............................        67.8       76.7        62.2
                                                  ------      -----      ------
Total cost of sales ........................        68.6       74.3        59.7
                                                  ------      -----      ------
Gross Profit ...............................        31.4       25.7        40.3
Selling, general and administrative expenses        44.6       39.2        31.0
Research and development expenses ..........         9.2       11.5         9.5
                                                  ------      -----      ------
Operating loss .............................       (22.4)     (25.0)       (0.1)
                                                  ======      =====      ======
Net income (loss) ..........................       (23.5)%    (27.4)%       .01%
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

The Company's losses for 1998 and 1997 have had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch (the "Bank") which expires on May 28, 2000. The Credit Agreement provides a $2 million credit facility to V Band Corporation secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations in the past, the Bank amended the financial covenants of the Credit Agreement. The Company's operations are dependent upon the continued availability of funding under the Credit agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement. The amended financial covenants require, among other things, an improvement in the Company's results of operations during the second fiscal quarter of 1999 and a return to profitability commencing in the third fiscal quarter of 1999. There is no assurance that the Company will be able to satisfy these requirements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Although the Company currently invoices its customers in US dollars or UK pounds, exchange rates for these and other local currencies in countries where the Company may operate in the future may fluctuate in relation to the US dollar. Such fluctuations may have an adverse effect on the Company's earnings or assets when local currencies are exchanged for US Dollars. Any weakening of the value of such local currency against the US dollar could result in lower revenues and earnings for the Company. To date, gains and losses related to foreign currency transactions and foreign currency translation have not been material for the Company. Included in the Company's consolidated balance sheet at October 31, 1998 are net assets of the Company's United Kingdom subsidiary of $816,000.



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      V BAND CORPORATION

Dated:  March 17, 1999          By:  /s/Robert O. Riiska
                                     -------------------
                                     Robert O. Riiska, Chief Financial Officer

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


Signature                                 Title                        Date
---------                                 -----                        ----
/s/ Thomas E. Feil          Chief Executive Officer and Director  March 17, 1999
------------------          (Principal Executive Officer)
Thomas E. Feil


/s/ Thomas Hughes           President and
-----------------           Chief Operating Officer               March 17, 1999
Thomas Hughes


/s/ Robert O. Riiska
---------------------       Chief Financial Officer (Principal    March 17, 1999
Robert O. Riiska            Financial and Accounting Officer)


/s/ Luke P. La Valle, Jr.   Director                              March 17, 1999
-------------------------
Luke P. La Valle, Jr.


/s/ Thomas H. Lenagh        Director                              March 17, 1999
--------------------
Thomas H. Lenagh


/s/ Brian S. North          Director                              March 17, 1999
-------------------
Brian S. North


/s/ A. Eugene Sapp, Jr.     Director                              March 17, 1999
-----------------------
A. Eugene Sapp, Jr.


/s/ J. Stephen Vanderwoude  Director                              March 17, 1999
--------------------------
J. Stephen Vanderwoude

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

The Company has incurred recurring losses from operations. As a result of the Company's results of operations, the bank amended the financial covenants of the Credit Agreement (see Note 5).The amended financial covenants require, among other things, an improvement in the Company's results of operations during the second fiscal quarter of 1999 and a return to profitability commencing in the third fiscal quarter of 1999. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement and upon the ability of the Company to generate sufficient revenue and results from operations to support such funding. The Company is presently seeking additional sales orders in order to improve the results of its operations. There is no assurance that the Company will be able to improve the results of its operations to satisfy the amended financial covenants.

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