Form 10-Q
period 1999-01-31
V BAND CORPORATION
filed 1999-03-17
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended                January 31, 1999
                                                          ----------------

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


                   3 Westchester Plaza, Elmsford, New York 10523
              ----------------------------------------------------
              (Address and zip code of principal executive office)


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

The number of shares of Common Stock outstanding, as of January 31, 1999, was 5,428,621 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JANUARY 31,1999




                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1.        Financial Statements

               Consolidated  balance sheets at January 31, 1999  (unaudited) and
                    October 31, 1998

               Consolidated  statements of operations for the three months ended
                    January 31, 1999 and 1998 (unaudited)

               Consolidated  statements of cash flows for the three months ended
                    January 31, 1999 and 1998 (unaudited)

               Notes to consolidated financial statements (unaudited)

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Item 3.        Quantitative and Qualitative Disclosures About Market Risk



                           PART II. Other Information

Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES

                           V BAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 1999 AND OCTOBER 31, 1998
                              (in 000's, except share data)

                                                              January 31,    October 31,
                                                                 1999           1998
                                                                --------      --------
         ASSETS                                               (unaudited)
Current Assets:
Cash ......................................................     $    630      $    915
Accounts receivable, less allowance for doubtful
    accounts of $292 in 1999 and $289 in 1998 .............        2,867         2,813
Inventories, net ..........................................        3,701         4,241
Prepaid expenses and other current assets .................          344           313
                                                                --------      --------
                       Total current assets ...............        7,542         8,282
                                                                --------      --------
Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements .        7,831         7,811
Less: Accumulated depreciation and amortization ...........       (7,516)       (7,444)
                                                                --------      --------
                       Total fixed assets .................          315           367
                                                                --------      --------

Other Assets ..............................................          149           158
                                                                --------      --------

    TOTAL ASSETS ..........................................     $  8,006      $  8,807
                                                                ========      ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term debt ...........................................     $  1,305      $  1,425
Accounts payable ..........................................        2,245         2,434
Accrued wages .............................................          910           842
Customer deposits .........................................        1,480         1,389
Other accrued expenses ....................................          674           797
                                                                --------      --------
                       Total  current liabilities .........        6,614         6,887
                                                                --------      --------
Commitments and Contingencies (see notes)

                           V BAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 1999 AND OCTOBER 31, 1998
                              (in 000's, except share data)
                                      (continued)

                                                              January 31,    October 31,
                                                                 1999           1998
                                                                --------      --------
                                                               (unaudited)
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 7,147,943 shares ...............................           71            71
Capital in excess of par value ............................       20,016        20,016
Deficit ...................................................       (7,207)       (6,639)
Cumulative translation adjustment .........................          281           240
                                                                --------      --------
                                                                  13,160        13,688
Less Treasury stock, ata cost; 1,719,322 shares............      (11,768)      (11,768)
                                                                --------      --------
                       Total shareholders' equity .........        1,392         1,920
                                                                --------      --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............     $  8,006      $  8,807
                                                                ========      ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                     AND 1998 (unaudited) (in 000's, except
                                 per share data)



                                                           1999          1998
                                                         -------        -------
Sales
      Equipment ..................................       $ 2,093        $ 3,228
      Service ....................................         1,683          1,496
                                                         -------        -------
           Total sales ...........................         3,776          4,724
                                                         -------        -------

Cost of Sales
      Equipment ..................................         1,639          2,423
      Service ....................................         1,066            986
                                                         -------        -------
           Total cost of sales ...................         2,705          3,409
                                                         -------        -------

           Gross profit ..........................         1,071          1,315
                                                         -------        -------

Operating Expenses
      Selling, general and administrative ........         1,425          2,964
      Research and development ...................           189            602
                                                         -------        -------
           Total operating expenses ..............         1,614          3,566
                                                         -------        -------

           Operating loss ........................          (543)        (2,251)

Interest Expense .................................           (35)           (50)
Other Income (Expense) ...........................            10            (21)
                                                         -------        -------
           Net loss ..............................       $  (568)       $(2,322)
                                                         =======        =======

Net loss per basic and diluted common share ......       $  (.10)       $  (.43)
                                                         =======        =======

Weighted average number of basic and diluted
    shares outstanding ...........................         5,429          5,413
                                                         =======        =======


                 See notes to consolidated financial statements

                             V BAND CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (unaudited)
                                          (in 000's)

                                                                          1999        1998
                                                                       --------     --------
Cash Flows from Operating Activities
    Net loss .....................................................     $  (568)     $(2,322)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation ..............................................          73          126
       Amortization of other assets ..............................           9            8
       Provision for doubtful accounts ...........................           3            3
       Waiver of Chief Executive Officer's compensation ..........        --             50
       Changes in assets and liabilities:
           Accounts receivable ...................................         (57)       3,837
           Inventories ...........................................         540         (974)
           Prepaid expenses and other current assets .............         (31)          17
           Other assets ..........................................          --           --
           Accounts payable and other current liabilities ........        (153)         881
           Foreign currency translation adjustment ...............          41            7
                                                                       -------      -------
               Net cash (used in) provided by operating activities        (144)       1,633
                                                                       -------      -------

Cash Flows from Investing Activities
    Capital expenditures .........................................         (21)         (33)
                                                                       -------      -------
               Net cash used in investing activities .............         (21)         (33)
                                                                       -------      -------

Cash Flows from Financing Activities
    Proceeds from short-term debt ................................       3,075        5,800
    Payments of short-tem debt ...................................      (3,195)      (7,404)
                                                                       -------      -------
               Net cash used in financing activities .............        (120)      (1,604)
                                                                       -------      -------

Net decrease in cash .............................................        (285)          (4)
Cash at beginning of period ......................................         915          336
                                                                       -------      -------
Cash at end of period ............................................     $   630      $   332
                                                                       =======      =======

Supplementary Disclosures
    Income taxes paid ............................................     $  --        $     4
                                                                       =======      =======
    Interest paid ................................................     $    35      $    52
                                                                       =======      =======

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in 000's)

Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1998 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and all periods presented have been made.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon the Company's ability to return to profitability and to maintain compliance with its amended bank covenants.

The Company has incurred recurring losses from operations. As a result of the Company's results of operations, the bank amended the financial covenants of the Credit Agreement (see Note D). The amended financial covenants require, among other things, an improvement in the Company's results of operations during the second fiscal quarter of 1999 and a return to profitability commencing in the third quarter of 1999. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement and upon the ability of the Company to generate sufficient revenue and results from operations to support such funding. The Company is presently seeking additional sales orders in order to improve the results of its operations. There is no assurance that the Company will be able to improve the results of its operations to satisfy the amended financial covenants.

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

Note C -- Inventories

Inventories are summarized as follows:

                                                  January 31,       October 31,
                                                     1999               1998

Finished goods ...........................         $ 3,166            $ 3,812
Parts and components .....................           3,044              3,339
                                                   -------            -------
                                                     6,210              7,151
Less: Inventory reserves .................          (2,509)            (2,910)
                                                   -------            -------
                                                   $ 3,701            $ 4,241
                                                   =======            =======


Note D  -- Short-term debt

In May 1997, the Company entered into a Credit Agreement with National Bank of Canada, (the "Credit Agreement") which expires in May 2000. The Credit Agreement provided a revolving loan and letter of credit facility of up to $4 million. The Company's obligations under the Credit Agreement are secured by a security interest in all of the assets of V Band Corporation and its domestic subsidiaries. Under the terms of the Credit Agreement, the Company is restricted from paying dividends if an event of default has occurred and is continuing thereunder. Due to the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. On February 9, 1998, National Bank of Canada waived the Company's failure to satisfy those covenants at October 31, 1997 and amended the covenants for fiscal year 1998. In addition, the interest rate on the outstanding borrowings was modified to prime plus 2 percent effective February 1, 1998. The amended financial covenants were not satisfied for the three-month period ended April 30, 1998. On June 4, 1998, National Bank of Canada waived the Company's failure to satisfy those covenants at April 30, 1998 and amended the covenants for the remainder of fiscal year 1998. The Company satisfied the amended financial covenants for the three-month periods ended July 31, 1998, October 31, 1998 and January 31, 1999, but was in violation of a non-financial covenant as of October 31, 1998. The prime rate was 7.75% at January 31, 1999. On February 18, 1999, National Bank of Canada waived the non-financial covenant default, amended the financial covenants for all periods through expiration, and reduced the revolving loan and credit facility to $2 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (in 000's except per share data)

Results of Operations

Sales for the first quarter of 1999, ended January 31, 1999, of $3,776 were $948, or 20%, lower than the $4,724 reported in the first quarter of 1998. Equipment sales of $2,093 in the first quarter of 1999 decreased by $1,135, or 35%, from the equipment sales of $3,228 in the first quarter of 1998. This decrease was primarily due to decreased demand for the Company's products. Sales from the Company's service business increased to $1,683, or 13%, for the first quarter of 1999 from $1,496 for the first quarter of 1998. This increase was primarily due to new maintenance contracts entered into after the expiration of warranty periods for installations of the Company's eXchange phone in previous fiscal years and an increase in other customers serviced by the Company.

Gross profit margin was 28% for the first quarter of 1999 and 1998. The gross profit margin for the equipment sales was 22% in the first quarter of 1999 compared to 25% for the same period in 1998. This decrease was primarily attributable to price discounting required in competitive bidding for new installations as well as additions to existing customer installations. The gross profit margin for service sales was 37% for the first quarter of 1999 as compared to 34% for the same period in 1998. The increase was attributable to the increase in maintenance sales for the first quarter.

Operating expenses for the first quarter of 1999 were $1,614 or $1,952 lower than the $3,566 reported for the first quarter of 1998. The decrease was primarily attributable to the first quarter 1998 charge of $1,023 related to the Company's restructuring of its operations, reductions in research and development expenditures, and decreases in other operating expenses.

The net loss reported in the first quarter ended January 31, 1999 was $568, or $.10 per share, compared to a net loss of $2,322, or $.43 per share, for the first quarter of 1998. The loss was primarily attributable to the aforementioned decrease in equipment sales and gross profit margin for the first quarter of 1999. The average shares outstanding for the quarter ended January 31, 1998 increased to 5,429 versus 5,413 for the same period in 1997.

Financial Condition

The Company's cash was $630 at January 31, 1999, a decrease of $285 from the October 31, 1998 balance of $915. Short-term debt decreased $120 as a result of payments made during the quarter. Inventory decreased $540 as the Company substantially reduced new purchases and also rescheduled deliveries of goods previously ordered from its subcontractors and suppliers.

The Company's losses for 1997, 1998 and the first quarter of 1999 have had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch (the "Bank"). The Credit Agreement provides a $2 million credit facility to the Company secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations, the Bank amended the financial covenants of the Credit Agreement. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit
Agreement. The amended financial covenants require, among other things, an improvement in the Company's results of operations during the second fiscal quarter of 1999 and a return to profitability in the third fiscal quarter of 1999. There is no assurance that the Company will be able to satisfy these requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although the Company currently invoices its customers in US dollars or UK pounds, exchange rates for these and other local currencies in countries where the Company may operate in the future may fluctuate in relation to the US dollar. Such fluctuations may have an adverse effect on the Company's earnings or assets when local currencies are exchanged for US dollars. Any weakening of the value of such local currency against the US dollar could result in lower revenues and earnings for the Company. To date, gains and losses related to foreign currency transactions and foreign currency translation have not been material for the Company. Included in the Company's consolidated balance sheet at October 31, 1998 are net assets of the Company's United Kingdom subsidiary of $816,000. There has been no material change in this information during the first fiscal quarter of 1999.


Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits
                  10.18 Agreement dated November 15, 1998 between the Company and Thomas Hughes.
                  10.19 Agreement dated December 1, 1998 between the Company and
                        Nicholas Nestora.
                  10.20 Agreement dated December 1, 1998 between the Company and
                         Marc Teichman.

                               V BAND CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             V BAND CORPORATION
                                                  (Registrant)



Date: March 17, 1999
                                             /s/ Thomas E. Feil
                                             ------------------
                                             Thomas E. Feil
                                             Chairman & Chief Executive Officer
                                             (Duly Authorized Officer)



Date:  March 17, 1999
                                             /s/ Robert O. Riiska
                                             --------------------
                                             Robert O. Riiska
                                             Chief Financial Officer
                                             (Principal Accounting Officer)