Form 10-Q
period 1999-04-30
V BAND CORPORATION
filed 1999-06-14
CIK 731181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934


                For the quarterly period ended                  April 30, 1999
                                                                --------------

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


                  3 Westchester Plaza, Elmsford, New York 10523
                  ---------------------------------------------
              (Address and zip code of principal executive office)


                                 (914) 789-5000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      ------   ------

The number of shares of Common Stock outstanding, as of April 30, 1999, was 5,428,621 shares.

                               V BAND CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                FOR THE THREE AND SIX MONTHS ENDED APRIL 30,1999


                                TABLE OF CONTENTS

                                                                                                       Page
                          PART I. Financial Information
                          -----------------------------

Item 1.        Financial Statements
               Consolidated balance sheets at April 30, 1999 (unaudited) and October 31, 1998
                   ......................................................................................  1
               Consolidated statements of operations for the three and six months ended April
                   30, 1999 and 1998 (unaudited).........................................................  2

               Consolidated statements of cash flows for the six months ended April 30, 1999 and 1998 (unaudited)..................................................................  3

               Notes to consolidated financial statements (unaudited)....................................

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ...........................................................................  6


Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................  7


                           PART II. Other Information

Item 5.        Other Information ........................................................................  7


Item 6.        Exhibits and Reports on Form 8-K .........................................................  7

SIGNATURES                                                                                                 8
----------

                       V BAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 30, 1999 AND OCTOBER 31, 1998
                          (in 000's except share data)
                                                                   April 30,               October 31,
                                                                     1999                     1998
                                                               ------------------       ------------------
      ASSETS                                                      (unaudited)
Current Assets:
Cash                                                                       $ 794                    $ 915
Accounts receivable, less allowance for doubtful
      accounts of $367 in 1999 and $289 in 1998                            1,775                    2,813
Inventories, net                                                           3,594                    4,241
Prepaid expenses and other current assets                                    262                      313
                                                               ------------------       ------------------
                         Total current assets                              6,425                    8,282
                                                               ------------------       ------------------
Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements                  7,866                    7,811
Less: Accumulated depreciation and amortization                           (7,580)                  (7,444)
                                                               ------------------       ------------------
                         Total fixed assets                                  286                      367
                                                               ------------------       ------------------

Other Assets                                                                 128                      158
                                                               ------------------       ------------------

      TOTAL ASSETS                                                       $ 6,839                  $ 8,807
                                                               ==================       ==================
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                                            $ 707                  $ 1,425
Accounts payable                                                           2,371                    2,434
Accrued wages                                                              1,010                      842
Customer deposits                                                          1,711                    1,389
Other accrued expenses                                                       567                      797
                                                               ------------------       ------------------
                         Total  current liabilities                        6,366                    6,887
                                                               ------------------       ------------------
Commitments and Contingencies (see notes)

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares;
      issued 7,147,943 shares                                                 71                       71
Capital in excess of par value                                            20,016                   20,016
Deficit                                                                   (8,036)                  (6,639)
Cumulative translation adjustment                                            190                      240
                                                               ------------------       ------------------
                                                                          12,241                   13,688

Less  -  Treasury stock, at cost; 1,719,322 shares                       (11,768)                 (11,768)
                                                               ------------------       ------------------
                         Total shareholders' equity                          473                    1,920
                                                               ------------------       ------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 6,839                  $ 8,807
                                                               ==================       ==================

                      V BAND CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1999 AND 1998 (unaudited)
                        (in 000's, except per share data)

                                                                   Three Months Ended                   Six Months Ended
                                                                        April 30,                           April 30,
                                                                  1999              1998              1999              1998
                                                                  ----              ----              ----              ----
Sales
      Equipment                                                 $ 1,166           $ 3,453           $ 3,259           $ 6,681
      Service                                                     1,722             1,366             3,405             2,862
                                                                -------           -------           -------           -------
          Total sales                                             2,888             4,819             6,664             9,543
                                                                -------           -------           -------           -------

Cost of Sales
      Equipment                                                     755             2,577             2,394             5,000
      Service                                                     1,215             1,001             2,281             1,987
                                                                -------           -------           -------           -------
          Total cost of sales                                     1,970             3,578             4,675             6,987
                                                                -------           -------           -------           -------

          Gross profit                                              918             1,241             1,989             2,556
                                                                -------           -------           -------           -------

Operating Expenses
      Selling, general and administrative                         1,542             1,890             2,967             4,854
     Research and development                                       165               589               354             1,191
                                                                -------           -------           -------           -------
          Total operating expenses                                1,707             2,479             3,321             6,045
                                                                -------           -------           -------           -------

          Operating loss                                           (789)           (1,238)           (1,332)           (3,489)

Interest Expense                                                    (27)              (44)              (62)              (94)
Other Income (Expense)                                              (13)               29                (3)                8
                                                                -------           -------           -------           -------
          Net loss                                               $ (829)         $ (1,253)         $ (1,397)         $ (3,575)
                                                                =======           =======          ========          ========
Net loss per basic and diluted common share                      $ (.15)         $   (.23)            $(.26)            $(.66)
                                                                =======           =======          ========          ========

Weighted average number of basic and diluted
    shares outstanding                                            5,429             5,427             5,429             5,420
                                                                =======           =======          ========          ========

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998 (unaudited)
                                   (in 000's)

                                                                       1999                1998
                                                                 ---------------     ---------------
Cash Flows from Operating Activities
    Net loss                                                           $ (1,397)           $ (3,575)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                                         136                 246
       Amortization of other assets                                          17                  17
       Provision for doubtful accounts                                       81                   6
       Waiver of Chief Executive Officer's compensation                       -                 100
       Changes in assets and liabilities:
           Accounts receivable                                              957               4,626
           Inventories                                                      647                (705)
           Prepaid expenses and other current assets                         51                 (98)
           Other assets                                                      13                   -
           Accounts payable and other current liabilities                   197               1,625
           Foreign currency translation adjustment                          (50)                 23
                                                                 ---------------     ---------------
               Net cash provided by operating activities                    652               2,265
                                                                 ---------------     ---------------

Cash Flows from Investing Activities
    Capital expenditures                                                    (55)                (64)
                                                                 ---------------     ---------------
               Net cash used in investing activities                        (55)                (64)
                                                                 ---------------     ---------------

Cash Flows from Financing Activities
    Proceeds from short-term debt                                         5,390              10,794
    Payments of short-tem debt                                           (6,108)            (11,764)
    Proceeds from issuance of common stock                                    -                   9
                                                                 ---------------     ---------------
               Net cash used in financing activities                       (718)               (961)
                                                                 ---------------     ---------------

Net increase (decrease) in cash                                            (121)              1,240
Cash at beginning of period                                                 915                 336
                                                                 ---------------     ---------------
Cash at end of period                                                     $ 794             $ 1,576
                                                                 ===============     ===============

Supplementary Disclosures
    Income taxes paid                                                       $ -                $ 16
                                                                 ===============     ===============
    Interest paid                                                          $ 62                $ 94
                                                                 ===============     ===============

                 See notes to consolidated financial statements

                       V BAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in 000's)

Note A -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of V Band Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1998 as set forth in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and all periods presented have been made.

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

The Company has incurred recurring losses from operations. As a result of the Company's results of operations, the bank amended the financial covenants of the Credit Agreement (see Note D). However, the Company did not satisfy all of the amended financial covenants for the second quarter of 1999. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement and upon the ability of the Company to generate sufficient revenue and results from operations to support such funding. The Company is presently seeking additional sales orders in order to improve the results of its operations. There is no assurance that the Company will be able to improve the results of its operations to satisfy the amended financial covenants.

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

Note C -- Inventories

Inventories are summarized as follows:

                                                1999                          1998
                                            -------------                 -------------
Finished goods                                   $ 3,278                       $ 3,812
Parts and components                               2,824                         3,339
                                            -------------                 -------------
                                                   6,102                         7,151
Less:  Inventory reserves                         (2,508)                       (2,910)
                                            =============                 =============
                                                 $ 3,594                       $ 4,241
                                            =============                 =============

Note D - Short-term Debt

In May 1997, the Company entered into a Credit Agreement with National Bank of Canada, (the "Credit Agreement") which expires in May 2000. The Credit Agreement provided a revolving loan and letter of credit facility of up to $4 million. The Company's obligations under the Credit Agreement are secured by a security interest in all of the assets of V Band Corporation and its domestic subsidiaries. Under the terms of the Credit Agreement, the Company is restricted from paying dividends if an event of default has occurred and is continuing thereunder. Due to the Company's results of operations for 1997, the Company failed to satisfy the financial covenants set forth in the Credit Facility. On February 9, 1998, National Bank of Canada waived the Company's failure to satisfy those covenants at October 31, 1997 and amended the covenants for fiscal year 1998. In addition, the interest rate on the outstanding borrowings was modified to prime plus 2 percent effective February 1, 1998. The amended financial covenants were not satisfied for the three-month period ended April 30, 1998. On June 4, 1998, National Bank of Canada waived the Company's failure to satisfy those covenants at April 30, 1998 and amended the covenants for the remainder of fiscal year 1998. The Company satisfied the amended financial covenants for the three-month periods ended July 31, 1998, October 31, 1998 and January 31, 1999, but was in violation of a non-financial covenant as of October 31, 1998. On February 18, 1999, National Bank of Canada waived the non-financial covenant default, amended the financial covenants for all periods through expiration, and reduced the revolving loan and credit facility to $2 million. The amended financial covenants require, among other things, a return to profitability in the third fiscal quarter of 1999. The Company did not satisfy all of the amended financial covenants for the three-month period ended April 30, 1999. The prime rate was 7.75% at April 30, 1999.


Note E - Agreement and Plan of Merger

On April 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among IPC Information Systems, Inc. ("IPC"), IPC Merger Sub, Inc., a wholly-owned subsidiary of IPC ("Merger Sub"), and the Company. Under the Merger Agreement, and subject to the approval of shareholders representing two-thirds of the outstanding shares of Common Stock and the satisfaction of certain other conditions, a merger (the "Merger") will occur between the Company and Merger Sub. Upon consummation of the Merger, the Company will merge with and into Merger Sub, the separate existence of the Company will cease, and all shareholders of the Company, with the exception of the shareholders who properly exercise their dissenter's rights, will receive $0.27 for each share owned, without interest. Shareholders who properly exercise their dissenter's rights will receive payment in accordance with Sections 623 and 910 of the New York Business Corporation Law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except per share data)

Results of Operations
---------------------

Sales for the second quarter of 1999, ended April 30, 1999, of $2,888 were $1,931, or 40%, lower than the $4,819 reported in the second quarter of 1998. Equipment sales of $1,166 in the second quarter of 1999 decreased by $2,287, or 66%, from the equipment sales of $3,453 in the second quarter of 1998. This decrease was primarily due to decreased demand for the Company's products. Sales from the Company's service business increased to $1,722, or 26%, for the second quarter of 1999 from $1,366 for the second quarter of 1998. This increase was primarily due to new maintenance contracts entered into after the expiration of warranty periods for installations of the Company's eXchange phone in previous fiscal years and an increase in other customers serviced by the Company.

Gross profit margin for the three and six months ended April 30, 1999 was 32% and 30% respectively as compared to 26% and 27% for the three and six month periods in 1998. Equipment gross profit margin for the three and six months ended April 30, 1999 was 35% and 27% respectively as compared to 25% for both periods in 1998. This increase was primarily attributable to modifications to existing systems representing a higher percentage of total equipment sales. In general, modifications to existing systems generate higher gross profit margins than new installations. The gross profit margin for service sales was 29% for the second quarter and 33% for the six months ended April 30, 1999 as compared to 27% and 31% respectively for the comparable 1998 periods. The increase was attributable to the increase in maintenance sales.

Operating expenses for the second quarter of 1999 were $1,706 or $773 lower than the $2,479 reported for the second quarter of 1998. The decrease was primarily attributable to reductions in the number of employees and in research and development expenditures.

The net loss reported in the second quarter ended April 30, 1999 was $829, or $.15 per share, compared to a net loss of $1,253, or $.23 per share, for the second  quarter  of  1998.  The  smaller  loss  was  primarily  attributable  to reductions in the number of employees and in research and development expenditures. The average shares outstanding for the quarter ended April 30, 1999 increased to 5,429 versus 5,427 for the same period in 1998.

Financial Condition
-------------------

The Company's cash was $794 at April 30, 1999, a decrease of $121 from the October 31, 1998 balance of $915. Accounts receivable decreased $1,038 primarily due to the decrease in sales for the six months ended April 30, 1999 as compared to the same period in 1998. Short-term debt decreased $718 as a result of payments made during the six-month period. Inventory decreased $647 as the Company substantially reduced new purchases and also rescheduled deliveries of goods previously ordered from its subcontractors and suppliers.

The Company's losses for 1997, 1998 and the first six months of 1999 have had a substantial impact on its working capital and liquidity. On May 28, 1997 the Company entered into a Credit Agreement (the "Credit Agreement") with National Bank of Canada, New York Branch (the "Bank"). The Credit Agreement provides a $2 million credit facility to the Company secured by substantially all of the assets of the Company and its domestic subsidiaries. As a result of the Company's results of operations, the Bank amended the financial covenants of the Credit Agreement. The Company's operations are dependent upon the continued availability of funding under the Credit Agreement. The continued availability of funding under the Credit Agreement is dependent, in turn, upon the Company's ability to satisfy the amended financial covenants set forth in the Credit Agreement. The amended financial covenants require, among other things, a return to profitability in the third fiscal quarter of 1999. The Company did not satisfy all of the amended financial covenants for the three-month period ended April 30, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although the Company currently invoices its customers in US dollars or UK pounds, exchange rates for these and other local currencies in countries where the Company may operate in the future may fluctuate in relation to the US dollar. Such fluctuations may have an adverse effect on the Company's earnings or assets when local currencies are exchanged for US dollars. Any weakening of the value of such local currency against the US dollar could result in lower revenues and earnings for the Company. To date, gains and losses related to foreign currency transactions and foreign currency translation have not been material for the Company. Included in the Company's consolidated balance sheet at October 31, 1998 are net assets of the Company's United Kingdom subsidiary of $816,000. There has been no material change in this information during the first six months of 1999.

Item 5.  Other Information

At a special meeting of the Company's shareholders held on June 14, 1999, the Company's shareholders approved and adopted the Agreement and Plan of Merger dated April 14, 1999 (the "Merger Agreement") among IPC Information Systems, Inc. ("IPC"), IPC Merger Sub, Inc., a wholly-owned subsidiary of IPC ("Merger Sub"), and the Company and the merger of the Company with and into Merger Sub (the "Merger"). Shareholders holding 3,701,328 shares of the Company's outstanding Common Stock voted for, and shareholders holding 229,919 shares of the Company's Common Stock voted against, the approval and adoption of the Merger Agreement and the Merger. There were 5,251 shares which constituted abstentions and broker non-votes.

The completion of the Merger is subject to the satisfaction of the conditions set forth in the Merger Agreement.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  10.21 Amendment #3 to Credit Agreement dated as of January 19, 1999 between V Band Corporation and National Bank of Canada, New York Branch.
                  10.22 Amendment #4 to Credit Agreement dated as of February 18, 1999 between V Band Corporation and National Bank of Canada, New York Branch.
                  10.23 Agreement and Plan of Merger by and among IPC Information Systems, Inc., IPC Merger Sub, Inc. and V Band Corporation dated April 14, 1999.

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



                                                  V BAND CORPORATION
                                                  ------------------
                                                     (Registrant)

Date: June 14, 1999
                                                  /s/ Thomas E. Feil
                                                  ------------------
                                                  Thomas E. Feil
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)



Date:  June 14, 1999
                                                  /s/ Robert O. Riiska
                                                  --------------------
                                                  Robert O. Riiska
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)